Form 10-Q
period 2017-06-30
AVRA Medical Robotics, Inc.
filed 2017-08-29
CIK 1676163

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-216054

AVRA MEDICAL ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3259 Progress Drive, Suite 126, Orlando, FL 32826

(Address of Principal Executive Offices)

(407) 956-2250

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 28, 2017 was 19,192,438 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

  AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

  (UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,556	$248,219
Other prepaid expenses and deposit	1,168	465
Total Current Assets	130,724	248,684

EQUIPMENT	4,174	—
Less allownce for depreciation	(369)	—
	3,805	—
OTHER ASSETS
Intellectual Property	43,548	43,548

TOTAL ASSETS	$178,077	$292,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,494	$54,827
Accrued expenses	149,736	90,588
Due to majority shareholder	—	21,877
Promissory Notes	480,000	480,000
Total Current Liabilities	631,230	647,292

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized, $.0001 par value, 19,192,438 and 19,000,000 issued and outstanding, respectively	1,919	1,900

Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Additional paid-in capital	413,667	128,088
Accumulated Deficit	(868,739)	(485,048)
Total Stockholders’ Deficit	(453,153)	(355,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$178,077	$292,232

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Research and Development	4,624	27,218	51,141	27,218
General and Administrative	173,764	12,483	314,580	12,518
Total Operating Expenses	178,388	39,701	365,721	39,736

OTHER INCOME AND (EXPENSE)
Interest Earned	12	—	30	1
Interest Expense	(9,000)	(3,541)	(18,000)	(3,541)
Total Other Income and (Expense)	(8,988)	(3,541)	(17,970)	(3,540)

LOSS BEFORE INCOME TAXES	(187,376)	(43,242)	(383,691)	(43,276)

PROVISION FOR INCOME TAXES	—	—	0	0

NET LOSS	$(187,376)	(43,242)	$(383,691)	$(43,276)

BASIC AND DILUTED LOSS PER SHARE	$(.01)	$—	$(0.02)	—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,192,438	15,245,707	19,163,719	15,782,036

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	UNAUDITED
	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(383,691)	$(43,276)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation Expense	369	—
Stock compensation expense	35,722	—
Changes in operating assets and liabilities:
Increase in prepaid expenses	(703)	(136,089)
Increase in accounts payable and accrued expenses	120,691	125,854
Net Cash (Used) Provided in Operating Activities	(227,612)	(53,511)

INVESTING ACTIVITIES
Purchase of Intellectual Property	—	(43,548)
Equipment acquisition	(4,174)	—
Net Cash Used in Investing Activities	(4,174)	(43,548)

FINANCING ACTIVITIES
Increase in Promissory Notes	—	475,000
Repayment of shareholder loans	(21,877)	(7,870)
Issuance of common stock for cash	135,000	—
Net Cash Provided by Financing Activities	113,123	467,130

(DECREASE) IN CASH AND CASH EQUIVALENTS	(118,663)	370,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	248,219	100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,556	$370,171

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$—	$—

Noncash financing activities:
Related party accrued expenses converted into common stock	$114,876	$—

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

AVRA Medical Robotics, Inc. (the “Company” or “AVRA”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to AVRA Medical Robotics, Inc. The Company was established to develop advanced medical surgical devices. The Company is structured to invest in four principal areas – surgical robotic systems, surgical tools, implantable devices and surgical robotic training.

In the opinion of the Company the accompanying unaudited condensed financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented, Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the condensed financial statements be read in conjunction with the Company’s S-1 Registration Statements. The Balance Sheet as of December 31, 2016, was derived from audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through June 30, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3– Research collaboration agreement

Effective May 1, 2016, the Company entered into a Research Agreement (the “Research Agreement”) with the University of Central Florida (“UCF” or the “University”) for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections.

The Agreement provides that the University will provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to June 30, 2017. Effective May 1, 2017, the research agreement with the University of Central Florida has been extended to June 30, 2019. No additional payments to the University are required.

NOTE 3– Research collaboration agreement (CONTINUED)

The Company agreed to extend funding of $163,307 from AVRA’s existing funds.

In addition, AVRA has paid $43,548 for outright ownership of the University’s Intellectual Property resulting from the collaboration, which amount is shown as Intellectual Property. Management has assessed the carrying value of the asset and believes there has been no diminution of its value and accordingly, no adjustment is necessary.

The total cost to the Company is:

Research Expense -funded from existing funds	$163,307
Acquisition of Intellectual Property Rights	43,548
Total	$206,855

At December 31, 2016, $125,202 had been paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding which would require the Company to cover any resulting shortfall. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 4 – ACCRUED EXPENSES

Accrued Expenses include $53,500 and $67,500 in accrued compensation to two officers at June 30, 2017 and three officers at December 31, 2016, respectively. Accrued expenses also include $46,000 accrual for conversion of compensation into shares of common stock of the Company by two officers - see Note 7.

NOTE 5 – PROMISSORY NOTES

During the year ended December 31, 2016, the Company borrowed $480,000 under 7.5% Convertible Promissory Note Agreements. The Notes are due June 30, 2017 and bear interest at 7.5%. The noteholders have agreed to extend the maturity to October 31, 2017. The notes are convertible into common stock of the Company at $0.50 per share in the event of a voluntary conversion on or before an optional prepayment or the maturity date, or (1) the lower of $0.50 or (2) a 20% discount to the effective price per share offering price in the event of a mandatory conversion upon consummation of a “Qualified Financing”, as defined. The Company has pledged all assets as security for the notes. In the event of default, the notes will bear interest at 12% per annum.

Further, the Company borrowed $100,000 from an individual on May 16, 2016 under a note bearing interest at 5%. The note, along with accrued interest, was repaid on September 30, 2016.

NOTE 6– INCOME TAXES

The Company’s deferred tax assets at June 30, 2017 and December 31, 2016 consist of net operating loss carry forwards of $868,739 and $485,048, respectively. Using a federal statutory tax rate of 35%, the valuation allowance balance as of June 30, 2017 and December 31, 2016 total $304,059 and $169,767, respectively. The increase in the valuation allowance balance for the six months ended June 30, 2017 of $134,292 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these losses carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $0 for the three and six months ended June 30, 2017 and 2016

NOTE 6– INCOME TAXES (CONTINUED)

At June 30, 2017 and December 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2017 and 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 7– STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share plus 5,000,000 shares of preferred stock, par value $0.0001. For the period ended December 31, 2015, 13,100,400 shares were issued to the majority shareholder at a price of $0.0001 per share (total $1,310) and was paid in 2016. On February 1, 2016 subscriptions were issued for an additional 5,899,600 shares of common stock at $0.0001 per share (total $590). In February 2017, the Company raised an additional $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share made to three investors.

Effective April 1, 2017, the Company entered into Conversion Agreements with its Chairman/CEO and the Chief Financial Officer whereby each agreed to convert the amounts owing to them as of March 31, 2017, as compensation into common stock of the Company at a price of $2.00 per share. Furthermore, the Chief Financial Officer has agreed to convert any future amounts due as compensation per his Employment Agreement effective through August 1, 2017, into shares of common stock at $2.00 per share as such amounts are earned, and the Chairman/CEO has agreed to convert any future amounts in excess of $2,500 per month due as compensation through July 1, 2017, per his Employment Agreement, into shares of common stock at $2.00 per share as such amounts are earned. On April 1, 2017, 57,438 shares were issued under the agreement to convert compensation due to the Chairman/CEO and Chief Financial Officer as of March 31, 2017. Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

NOTE 8 –EQUITY INCENTIVE PLAN

On August 1, 2016, the Company approved its 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant.

On August 15, 2016, five-year options were granted to certain participants for the purchase of 1,702,000 shares at an exercise price of $0.10 per share. 1,000,000 shares vested immediately and the balance over three years.

On October 1, 2016, five-year options were granted to certain participants for the purchase of 856,000 shares at an exercise price of $0.15 per share.

As of January 1, 2017, an additional option for the purchase of 40,000 shares was made at an exercise price of $0.15 per share. All 40,000 shares vested immediately.

At June 30, 2017 and December 31, 2016 options representing 1,356,417 shares and 1,176,000 shares were vested or exercisable, respectively.

No options were exercised during the six months ended June 30, 2017 or for the year ended December 31, 2016. Options for 56,250 shares were forfeited on June 30, 2017.

NOTE 8 – EQUITY INCENTIVE PLAN (CONTINUED)

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three and six months ended June 30, 2017 and 2016 $19,347 and $35,722, respectively, has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $34,513 as of June 30, 2017. This amount will be recognized over a weighted average period of 2.7 years.

The grant date fair value of options granted during the year of 2016 were estimated on the grant date using the Black-Scholes model with the following assumptions: expected volatility of 181%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on August 15, 2016 with an exercise price of $0.10 per share and; expected volatility of 73.64%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on October 1, 2016 with an exercise price of $0.15 per share. For options granted January 1, 2017, the following factors were used; volatility 63.05%; risk-free interest rate of 2.00%, dividend yield of 0% and expected life of 2.9 years.

Expected volatility is based on the average of the historical volatility of the stock prices of a blend of five publicly traded companies operating in a similar industry as that of the Company. The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting for feature rates.

NOTE 9- EMPLOYMENT AGREEMENTS

On July 1, 2016, the Company entered into an Employment Agreement with its Chairman and Chief Executive Officer. The agreement provides for an annual salary of $120,000 per year, increasing to $180,000 per year beginning July 2017. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, and becoming fully vested on August 15, 2016.

On August 1, 2016, the Company entered into a one-year Employment Agreement with its Chief Financial Officer. The agreement provides for an annual salary of $108,000 per year. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 210,000 shares of the Company’s common stock at an exercise price of $0.10 per share, with 70,000 shares becoming fully vested upon each yearly anniversary. The options are to be surrendered and cancelled if the Agreement is terminated.

On August 1, 2016, the Company entered into a three-year Employment Agreement with its Vice President of Global Development. The agreement provides for an annual salary of $96,000 per year, increasing to $144,000 per year beginning July 2017. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share, with 100,000 shares vested on each yearly anniversary.

Further, on July 1, 2016, the Company entered into Indemnification Agreements with the Chairman and Chief Executive Officer, and on August 1, 2016 the Chief Financial Officer and the Vice-President of Global Business Development providing for the Company to indemnify the individuals for all expenses, judgments, etc. incurred while serving in various capacities with the Company.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the three and six months ended June 30, 2017 and 2016 the potential conversion of the Promissory Notes into common stock was excluded from the computation of fully-diluted loss per share as the effect was anti-dilutive. Further, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

NOTE 11 – LEASE COMMITMENT

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement expiring July 31, 2017. Effective August 1, 2017, the agreement was amended to provide for additional space. The amended agreement provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $457.

NOTE 12– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this report, unless otherwise indicated, the terms “AVRA,” “the Company,” “we,” “us” and “our” refer to AVRA Medical Robotics, Inc.

Note Regarding Forward Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Introduction

AVRA is currently developing a prototype for skin resurfacing in partnership with the University of Central Florida, recognized particularly for its work in the area of medical robotics research and design, focusing on the guidance systems which will allow AVRA’s medical robotic system to handle any currently available “tool” in the market.

The financial statements appearing elsewhere in this statement have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Results of Operations

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

General. During the three months ended June 30, 2017, our operations were limited to organizational and planning activities and various research initiatives.

Revenues. We had no revenues during the three months ended June 30, 2017 nor for the three months ended June 30, 2016.

Research and Development Expenses. Research and development expenses during the three months ended June 30, 2017 were $4,624 compared with $27,218 for the three months ended June 30, 2016. The decrease from 2016 to 2017 reflects the completion of the first phase of research by the University of Central Florida. The Company is continuing development work on its prototype at its facilities at the University of Central Florida’s incubator.

General and Administrative Expenses. We incurred $173,764 in general and administrative expenses during the three months ended June 30, 2017 compared with $12,483 for the three months ended June 30, 2016. The increase reflects the addition of management staff and legal and other expenses relative to registering the common stock of the Company with the Securities and Exchange Commission.

Other Expenses. We incurred a net $8,988 of other expenses during the three months ended June 30, 2017 as compared to $3,541 for the three months ended June 30, 2016. Other expenses principally represent net interest expense for the Promissory notes.

Net Loss. We incurred a net loss of $(187,376) during the three months ended June 30, 2017 as compared to a net loss of $(43,242) for the three months ended June 30, 2016.

 Six months ended June 30, 2017 as compared to six months ended June 30, 2016

General. During the six months ended June 30, 2017, our operations were limited to organizational and planning activities and research activities under the agreement with the University of Central Florida.

Revenues. We had no revenues during the six months ended June 30, 2017 nor for the six months ended June 30, 2016.

Research and Development Expenses. Research and development expenses during the six months ended June 30, 2017 were $51,141 compared with $27,218 for the six months ended June 30, 2016. The increase in 2017 is due to research and development expenses being carried on for the full six months in 2017 vs. only three months in the 2016 period.

General and Administrative Expenses. We incurred $314,580 in general and administrative expenses during the six months ended June 30, 2017 compared with $12,518 for the six months ended June 30, 2016. The increase is attributable to the beginning of compensation for the management staff, legal and other professional expenses related to the registration of the Company’s common stock with the Securities and Exchange Commission and stock-based compensation expense on the Company’s Incentive plan.

Other Expenses. We incurred a net $17,970 of other expenses during the six months ended June 30, 2017 as compared to $3,540 for the six months ended June 30, 2016. Other expenses are comprised principally of net interest expense on the Promissory notes.

Net Loss. We incurred a net loss of $(383,691) during the six months ended June 30, 2017 as compared to a net loss of $(43,276) for the six months ended June 30, 2016.

Liquidity and Capital Resources

The Company expects to require substantial funds for research and development, to continue to develop its initial proposed medical robotic system. The Company plans to meet its operating cash flow requirements by raising additional funds from the sale of our securities and, if possible on favorable terms, by entering into development partnerships to assist us with our technology development activities.

During the period from inception (February 4, 2015) through December 31, 2016, the Company raised $1,900 from private offerings of its common stock and $480,000 from a private offering of its Convertible Notes in such principal amount. In addition, in February 2017, the Company raised an additional $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share made to three investors. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.           Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-216054).

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Not Applicable.

Item 1.A.       Risk Factors.

See the section of our prospectus entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-216054) , declared effective by the Securities and Exchange Commission on July 31, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: August 29, 2017	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 29, 2017	By:	/s/ A. Christian Schauer
A. Christian Schauer, Chief Financial Officer
(Principal Financial and Accounting Officer)