Form 10-Q
period 2017-09-30
AVRA Medical Robotics, Inc.
filed 2017-11-14
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-216054

AVRA MEDICAL ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3259 Progress Drive, Suite 112A, Orlando, FL 32826

(Address of Principal Executive Offices)

(407) 956-2250

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 13, 2017 was 20,644,746 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

  AVRA MEDICAL ROBOTICS, INC.

  CONDENSED BALANCE SHEETS

  (UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$520,855	$248,219
Other prepaid expenses and deposit	1,682	465
Total Current Assets	522,537	248,684

EQUIPMENT	4,174	—
Accumulated depreciation	(580)	—
	3,594	—
OTHER ASSETS
Intellectual Property	43,548	43,548

TOTAL ASSETS	$569,679	$292,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES:
Accounts Payable	$1,450	$54,827
Accrued expenses	131,466	90,588
Due to majority shareholder	—	21,877
Promissory Notes	—	480,000
Total Current Liabilities	132,916	647,292

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,644,746 and 19,000,000 issued and outstanding, respectively	2,064	1,900
Stock subscriptions receivable	(81,185)	—
Additional paid-in capital	1,564,692	128,088
Accumulated Deficit	(1,048,808)	(485,048)
Total Stockholders’ Equity (Deficit)	436,763	355,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$569,679	$(292,232)

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Research and Development	6,067	54,436	57,208	81,654
General and Administrative	165,008	182,464	479,589	194,982
Total Operating Expenses	171,075	236,900	536,797	276,636

OTHER INCOME AND (EXPENSES)
Interest Earned	8	12	38	14
Interest Expense	(9,000)	(9,978)	(27,000)	(13,520)
Total Other Income and (Expenses)	(8,992)	(9,966)	(26,962)	(13,506)

LOSS BEFORE INCOME TAXES	(180,067)	(246,866)	(563,759)	(290,142)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(180,067)	$(246,866)	$(563,759)	$(290,142)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,249,637	19,000,000	19,165,465	18,332,527

The accompanying notes are an integral part of these financial statements.

  AVRA MEDICAL ROBOTICS, INC.

  CONDENSED STATEMENTS OF CASH FLOWS

  (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(563,759)	$(290,142)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation Expense	580	—
Stock compensation expense	47,632	93,914
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,217)	(7,183)
Increase in accounts payable and accrued expenses	219,376	50,427
Net Cash (Used) Provided in Operating Activities	(297,388)	(152,984)

INVESTING ACTIVITIES
Purchase of Intellectual Property	—	(43,548)
Equipment acquisition	(4,174)	—
Net Cash Used in Investing Activities	(4,174)	(43,548)

FINANCING ACTIVITIES
Increase in Promissory Notes	—	480,000
Increase (decrease) of shareholder loans	(21,877)	3,848
Sale of common stock for cash	596,075	1,310
Net Cash Provided by Financing Activities	574,198	485,158

(DECREASE) IN CASH AND CASH EQUIVALENTS	272,636	288,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	248,219	100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$520,855	$288,726

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$—	$—

Noncash financing activities:
Related party accrued expenses converted into common stock	$231,876	$—
Related party note payable converted into common stock	$480,000	$—

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

In the opinion of the Company the accompanying unaudited condensed financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented, Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the condensed financial statements be read in conjunction with the Company’s S-1 Registration Statement (File No. 333-216054). The Balance Sheet as of December 31, 2016 was derived from audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through September 30, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3 – Research collaboration agreement

Effective May 1, 2016, the Company entered into a Research Agreement (the “Research Agreement”) with the University of Central Florida (“UCF” or the “University”) for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections.

The Agreement provides that the University will provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to September 30, 2017. Effective May 1, 2017, the research agreement with the University of Central Florida has been extended to September 30, 2019. No additional payments to the University were required.

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

NOTE 4 – ACCRUED EXPENSES

Accrued Expenses include $67,825 and $67,500 in accrued compensation to two officers at September 30, 2017 and three officers at December 31, 2016, respectively.

NOTE 5 – PROMISSORY NOTES

During the year ended December 31, 2016, the Company borrowed $480,000 under 7.5% Convertible Promissory Notes (the “Notes”). The Notes were due September 30, 2017 and bear interest at 7.5%. The noteholders had agreed to extend the maturity to October 31, 2017. The notes were convertible into common stock of the Company at $0.50 per share in the event of a voluntary conversion on or before an optional prepayment or the maturity date, or (1) the lower of $0.50 or (2) a 20% discount to the effective price per share offering price in the event of a mandatory conversion upon consummation of a “Qualified Financing”, as defined in the Notes. The Company had pledged all assets as security for the notes. In the event of default, the notes would bear interest at 12% per annum.

Based upon the completion by the Company on September 30, 2017 of a private offering of 433,808 shares at a price of $1.25 per share (an aggregate of $542,260), a Qualified Financing occurred and the $480,000 principal amount of the Notes was converted into 960,000 shares of common stock. In addition, in lieu of accrued interest and in consideration for having extended the original maturity date of the Notes, on October 1, 2017, the noteholders were issued three-year warrants to purchase 144,000 shares of common stock at an exercise price of $1.25 per share.

Further, the Company borrowed $100,000 from an individual on May 16, 2016 under a note bearing interest at 5%. The note, along with accrued interest, was repaid on September 30, 2016.

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets at September 30, 2017 and December 31, 2016 consist of net operating loss carry forwards of $1,048,808 and $485,048, respectively. Using a federal statutory tax rate of 35%, the valuation allowance balance as of September 30, 2017 and December 31, 2016 total $367,083 and $169,767, respectively. The increase in the valuation allowance balance for the nine months ended September 30, 2017 of $197,316 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry-forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $0 for the three and nine months ended September 30, 2017 and 2016

At September 30, 2017 and December 31, 2016 the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2017 and 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share plus 5,000,000 shares of preferred stock, par value $0.0001. On February 1, 2016 subscriptions were issued for 5,899,600 shares of common stock at $0.0001 per share (total $590). In February 2017, the Company raised an additional $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share made to three investors.

Effective April 1, 2017, the Company entered into Conversion Agreements with its Chairman/CEO and the Chief Financial Officer whereby each agreed to convert the amounts owing to them as of March 31, 2017 as compensation into common stock of the Company at a price of $2.00 per share. Furthermore, the Chief Financial Officer has agreed to convert any future amounts due as compensation per his Employment Agreement effective through August 1, 2017, into shares of common stock at $2.00 per share as such amounts are earned, and the Chairman/CEO has agreed to convert any future amounts in excess of $2,500 per month due as compensation through July 1, 2017, per his Employment Agreement, into shares of common stock at $2.00 per share as such amounts are earned. On April 1, 2017, 57,438 shares were issued under the agreement to convert compensation due to the Chairman/CEO and Chief Financial Officer. Both agreements were renewed upon their respective expirations. As of July 1, 2017, the Chairman/CEO agreed to convert any future amounts in excess of $2,500 per month due as compensation through December 31, 2017, per his Employment Agreement, into shares of common stock at $2.00 per share, as such amounts are earned. As of August 1, 2017, the Chief Financial Officer agreed to convert all cash payments due to the employee per his Employment Agreement, into shares of common stock using a price of $2.00 per share, as such amounts are earned.

On September 30, 2017, the Chairman/CEO and the Chief Financial Officer converted $117,000 of compensation owed into 58,500 common shares.

On September 30, 2017, the Company sold 433,808 shares of common stock at $1.25 per share for a total of $542,260; $461,075 was received in September with the balance of $81,185, collected subsequent. This amount is being reflected as stock subscriptions receivable on the balance sheet under the stockholders’ equity section.

In addition, on September 30, 2017, the promissory notes of $480,000 were converted into 960,000 shares of common stock. In lieu of accrued interest and in consideration for having extended the original maturity date of the Notes, on October 1, 2017, the noteholders were issued three-year warrants to purchase 144,000 shares of common stock at an exercise price of $1.25 per share. (see Note 5).

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

NOTE 8 – INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted its Omnibus Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant.

On August 15, 2016, five-year options were granted to certain participants for the purchase of 1,702,000 shares at an exercise price of $0.10 per share. 1,000,000 shares vested immediately and the balance over three years.

On October 1, 2016, five-year options were granted to certain participants for the purchase of 856,000 shares at an exercise price of $0.15 per share.

As of January 1, 2017, an option for the purchase of 40,000 shares was made at an exercise price of $0.15 per share. All 40,000 shares vested immediately.

As of August 1, 2017, an additional five-year option for the purchase of 30,000 shares was made at an exercise price of $1.00. The shares vest over three years.

At September 30, 2017 and December 31, 2016 options representing 1,603,667 shares and 1,176,000 shares were vested or exercisable, respectively.

No options were exercised during the nine months ended September 30, 2017 or for the year ended December 31, 2016. Options for 56,250 shares were forfeited on June 30, 2017.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three and nine months ended September 30, 2017 and 2016 $11,910 and $47,632, respectively, has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $22,419 as of September 30, 2017. This amount will be recognized over a weighted average period of 2.0 years.

The grant date fair value of options granted during the year of 2016 were estimated on the grant date using the Black-Scholes model with the following assumptions: expected volatility of 181%, expected term of 1.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on August 15, 2016 with an exercise price of $0.10 per share and; expected volatility of 73.64%, expected term of 2.0 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on October 1, 2016 with an exercise price of $0.15 per share. For options granted January 1, 2017, the following factors were used; volatility 36.18%;

NOTE 8 – INCENTIVE STOCK PLAN (CONTINUED)

risk-free interest rate of 2.00%, dividend yield of 0% and expected life of 2.3 years. For options granted August 1, 2017, the following factors were used: volatility 63.05%; risk-free interest rate of 2.00%, dividend yield of 0% and expected life of 2.8 years.

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

NOTE 9 – EMPLOYMENT AGREEMENTS

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

On August 1, 2016, the Company entered into a one-year Employment Agreement with its Chief Financial Officer. The agreement provides for an annual salary of $108,000 per year. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 210,000 shares of the Company’s common stock at an exercise price of $0.10 per share, with 70,000 shares becoming fully vested upon each yearly anniversary. The options are to be surrendered and cancelled if the Agreement is terminated. The Agreement has expired but its compensation terms continue in effect as long as the employee remains employed by the Company.

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

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the three and nine months ended September 30, 2017 and 2016 the potential conversion of the Promissory Notes into common stock was excluded from the computation of fully-diluted loss per share as the effect was anti-dilutive. Further, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

NOTE 11 – LEASE COMMITMENT

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement expiring July 31, 2017. Effective August 1, 2017, the agreement was amended to provide for additional space and to extend the lease term to July 31, 2018. The amended agreement provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $457.

NOTE 12 – SUBSEQUENT EVENTS

In connection with the September 30, 2017 mandatory conversion of $480,000 in principal amount of 7.5% Convertible Promissory Notes into 960,000 shares of common stock (see Note 5), on October 1, 2017, the noteholders were issued three-year warrants to purchase 144,000 shares of common stock at an exercise price of $1.25 per share, in lieu of accrued interest and in consideration for having extended the original maturity date of the notes.

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no other subsequent events requiring adjustment to or disclosure in the financial statements.

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

Results of Operations

Three months ended September 30, 2017, as compared to three months ended September 30, 2016

General. During the three months ended September 30, 2016, our operations were limited to organizational and planning activities and various research initiatives.

Revenues. We had no revenues during the three months ended September 30, 2017 or the three months ended September 30, 2016.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2017 were $6,067, as compared to $54,436 for the three months ended September 30, 2016. The decrease in research and development expenses from the 2016 quarter to the 2017 quarter, reflects the completion of the first phase of research by the University of Central Florida. The Company is continuing development work on its prototype at its facilities at the University of Central Florida’s incubator.

General and Administrative Expenses. We incurred $165,008 in general and administrative expenses during the three months ended September 30, 2017, as compared to $182,464 for the three months ended September 30, 2016. The decrease reflects the implementation of various cost-cutting measures by management and a reduction in legal expenses, as our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission in the 2017 quarter.

Other Expenses. We incurred a net $8,992 of other expenses during the three months ended September 30, 2017, as compared to $9,966 for the three months ended September 30, 2016. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”), which were mandatorily converted into shares of common stock at the end of the 2017 quarter.

Net Loss. We incurred a net loss of $(180,067) during the three months ended September 30, 2017, as compared to a net loss of $(246,866) for the three months ended September 30, 2016.

Nine months ended September 30, 2017, as compared to nine months ended September 30, 2016

General. During the nine months ended September 30, 2016, our operations were limited to organizational and planning activities and research activities under the agreement with the University of Central Florida.

Revenues. We had no revenues during the nine months ended September 30, 2017 or the nine months ended September 30, 2016.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2017 were $57,208, compared to $81,654 for the nine months ended September 30, 2016. The decrease in research and development expenses from the 2016 period to the 2017 period, reflects the completion of the first phase of research by the University of Central Florida.

General and Administrative Expenses. We incurred $479,589 in general and administrative expenses during the nine months ended September 30, 2017, compared to $194,982 for the nine months ended September 30, 2016. The increase is attributable to the beginning of compensation for the management staff, legal and other professional expenses related to the registration of the Company’s common stock with the Securities and Exchange Commission and stock-based compensation expense on the Company’s 2016 Stock Incentive Plan.

Other Expenses. We incurred a net $26,962 of other expenses during the nine months ended September 30, 2017, as compared to $13,506 for the nine months ended September 30, 2016. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of Notes (the “Notes”), which were mandatorily converted into shares of common stock at the end of the 2017 period.

Net Loss. We incurred a net loss of $(563,759) during the nine months ended September 30, 2017, as compared to a net loss of $(290,142) for the nine months ended September 30, 2016.

Liquidity and Capital Resources

The Company expects to require substantial funds for research and development, to continue to develop its initial proposed medical robotic system. The Company plans to meet its operating cash flow requirements by raising additional funds from the sale of our securities and, if possible on favorable terms, by entering into development partnerships to assist the Company with its technology development activities.

During the period from inception (February 4, 2015) through December 31, 2016, the Company raised $1,900 from private offerings of its common stock and a private offering of $480,000 in principal amount of the Notes. In February 2017, the Company raised an additional $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share made to three investors. On September 30, 2017, the Company sold 433,808 shares of stock in a private offering at a price of $1.25 per share or an aggregate of $542,260 of which $461,075 was collected prior the quarter end. As a result of the completion of that offering, the $480,000 in principal amount of the Notes converted into 960,000 shares of our common stock.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-216054).

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1.	A. Risk Factors.

See the section of our prospectus entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-216054), declared effective by the Securities and Exchange Commission on July 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective September 30, 2017, two executive officers of the Company converted accrued but unpaid compensation of $117,000 owed to them as of such date, into an aggregate of 58,500 shares of our common stock.

In connection with the September 30, 2017, mandatory conversion of the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”) into 960,000 shares of common stock, on October 1, 2017, the noteholders were issued three-year warrants to purchase 144,000 shares of common stock at an exercise price of $1.25 per share in lieu of accrued interest and in consideration for having extended the original maturity date of the Notes.

All of the above securities were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: November 14, 2017	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ A. Christian Schauer
A. Christian Schauer, Chief Financial Officer
(Principal Financial and Accounting Officer)

