Form 10-Q/A
period 2017-09-30
AVRA Medical Robotics, Inc.
filed 2018-02-28
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Explanatory Note

This Quarterly Report on Form 10Q/A, Amendment No 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Original Report”), is being filed to restate the condensed balance sheet of AVRA Medical Robotics, Inc. (“AVRA”) at September 30, 2017, the condensed statements of operations of AVRA for the three and nine months ended September 30, 2017 and the condensed statement of cash flows of AVRA for the nine months ended September 30, 2017 contained in the Original Report, to reflect the grant of 45,000 shares of common stock for services rendered, which was inadvertently not reflected in the Original Report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

 AVRA MEDICAL ROBOTICS, INC.

  CONDENSED BALANCE SHEETS

  (UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$520,855	$248,219
Other prepaid expenses and deposit	1,682	465
Total Current Assets	522,537	248,684

EQUIPMENT	4,174	—
Accumulated depreciation	(580)	—
	3,594	—
OTHER ASSETS
Intellectual Property	43,548	43,548

TOTAL ASSETS	$569,679	$292,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES:
Accounts Payable	$1,450	$54,827
Accrued expenses	187,716	90,588
Due to majority shareholder	—	21,877
Promissory Notes	—	480,000
Total Current Liabilities	189,166	647,292

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,644,746 and 19,000,000 issued and outstanding, respectively	2,064	1,900
Stock subscriptions receivable	(81,185)	—
Additional paid-in capital	1,564,707	128,088
Accumulated Deficit	(1,105,073)	(485,048)
Total Stockholders’ Equity (Deficit)	380,513	355,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$569,679	$(292,232)

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Research and Development	6,067	54,436	57,208	81,654
General and Administrative	221,273	182,464	535,854	194,982
Total Operating Expenses	227,340	236,900	593,062	276,636

OTHER INCOME AND (EXPENSES)
Interest Earned	8	12	38	14
Interest Expense	(9,000)	(9,978)	(27,000)	(13,520)
Total Other Income and (Expenses)	(8,992)	(9,966)	(26,962)	(13,506)

LOSS BEFORE INCOME TAXES	(236,332)	(246,866)	(620,024)	(290,142)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(236,332)	$(246,866)	$(620,024)	$(290,142)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,249,637	19,000,000	19,165,465	18,332,527

The accompanying notes are an integral part of these financial statements.

 AVRA MEDICAL ROBOTICS, INC.

  CONDENSED STATEMENTS OF CASH FLOWS

   (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(620,024)	$(290,142)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation Expense	580	—
Stock compensation expense	103,897	93,914
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,217)	(7,183)
Increase in accounts payable and accrued expenses	219,376	50,427
Net Cash (Used) Provided in Operating Activities	(297,388)	(152,984)

INVESTING ACTIVITIES
Purchase of Intellectual Property	—	(43,548)
Equipment acquisition	(4,174)	—
Net Cash Used in Investing Activities	(4,174)	(43,548)

FINANCING ACTIVITIES
Increase in Promissory Notes	—	480,000
Increase (decrease) of shareholder loans	(21,877)	3,848
Sale of common stock for cash	596,075	1,310
Net Cash Provided by Financing Activities	574,198	485,158

(DECREASE) IN CASH AND CASH EQUIVALENTS	272,636	288,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	248,219	100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$520,855	$288,726

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$—	$—

Noncash financing activities:
Related party accrued expenses converted into common stock	$231,876	$—
Related party note payable converted into common stock	$480,000	$—

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

Restatement of Financial Statements

The condensed balance sheet at September 30, 2017, the condensed statements of operations for the three and nine months ended September 30, 2017 and the condensed statement of cash flows for the nine months ended September 30, 2017 have been restated to reflect the grant of 45,000 shares of common stock for services rendered. The shares vested on the grant date and were valued at $1.25 per share.

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

NOTE 8 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted its 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant.

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

During the three months ended September 30, 2017, 45,000 shares of common stock were granted under the Plan to two individuals for services rendered. The shares vested on the grant date and were valued at $1.25 per share. This resulted in a charge to stock compensation expense of $56,250.

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

General and Administrative Expenses. We incurred $221,273 in general and administrative expenses during the three months ended September 30, 2017, as compared to $182,464 for the three months ended September 30, 2016. The increase is attributable to the beginning of payment of compensation for the management staff, legal and other professional expenses related to the registration of the Company’s common stock with the Securities and Exchange Commission and stock-based compensation expense on the Company’s 2016 Stock Incentive Plan.

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

Net Loss. We incurred a net loss of $(236,332) during the three months ended September 30, 2017, as compared to a net loss of $(246,866) for the three months ended September 30, 2016.

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

General and Administrative Expenses. We incurred $535,854 in general and administrative expenses during the nine months ended September 30, 2017, compared to $194,982 for the nine months ended September 30, 2016. The increase is attributable to the beginning of payment of compensation for the management staff, legal and other professional expenses related to the registration of the Company’s common stock with the Securities and Exchange Commission and stock-based compensation expense on the Company’s 2016 Stock Incentive Plan.

Other Expenses. We incurred a net $26,962 of other expenses during the nine months ended September 30, 2017, as compared to $13,506 for the nine months ended September 30, 2016. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of Notes (the “Notes”), which were mandatorily converted into shares of common stock at the end of the 2017 period.

Net Loss. We incurred a net loss of $(620,024) during the nine months ended September 30, 2017, as compared to a net loss of $(290,142) for the nine months ended September 30, 2016.

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

During the three months ended September 30, 2017, 45,000 shares of common stock were granted under our 2016 Incentive Stock Plan to two individuals for services rendered. The shares vested on the grant date and were valued at $1.25 per share.

All of the above securities were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and Regulation D and Rule 701 thereunder.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: February 28, 2018	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2018	By:	/s/ A. Christian Schauer
A. Christian Schauer, Chief Financial Officer
(Principal Financial and Accounting Officer)