Form 10-K
period 2017-12-31
AVRA Medical Robotics, Inc.
filed 2018-03-29
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 333-216054

AVRA MEDICAL ROBOTICS, INC

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3259 Progress Drive, Suite 112A, Orlando, FL 32826

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (407) 956-2250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of March 28, 2018 was 20,644,746 shares.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this report to ““AVRA,” “the Company,” “we,” “us” and “our” refer to AVRA Medical Robotics, Inc.

PART I

Item 1 Business.

Overview

AVRA was organized by a senior leadership team with broad and deep experience in medical research, innovation and development in the medical robotics field. The Company plans to exploit the growing demand for practical medical robotic devices by developing a platform-independent precision guidance system, applicable to a variety of minimally and non-invasive procedures, with an initial focus on skin resurfacing. The Company believes that its team, which has been active in the medical robotics field for a number of years, brings the necessary skills and experience to develop and commercialize intelligent medical robotic systems, as well as in marketing, chain management, and the implementation of all other aspects of business operations. The Company believes that progress in mechanical and software engineering has made possible lightweight and relatively inexpensive robotic devices for difficult procedures in various medical fields.

Medical robots are already being successfully employed in several areas of surgery, including Urology (Prostate), Colo-Rectal, Gynecology, Thoracic, General Surgery, Neuro and Spine Surgery. Robots are also being used for Tele-medicine and assistive robotic methods are addressing the delivery of healthcare in inaccessible locations, ranging from rural areas lacking specialist expertise to post-disaster and battlefield areas. With the aging population dominating demographics in the U.S. across all spectrums of health care, robotic technologies are being developed toward promoting improved function, less morbidity and improved overall outcomes.

Today, the U.S. is the leader in robot-assisted surgery for the possibility of cure and improved quality of life. However, other countries are fast followers, having already recognized both the need and the promise of such technologies. The development of surgical robotics is motivated by the desire to enhance the effectiveness of a procedure by coupling information to action in the operating room or interventional suite, and transcend human physical limitations in performing surgery and other interventional procedures, while still affording human control over the procedure. Two decades after the first reported robotic surgical procedure, surgical robots are now being widely used in the operating room. Surgical robots are beginning to realize their potential in terms of improved accuracy and visualization(1), as well as enabling new procedures.

Current robots used in surgery are under the direct control of a surgeon – the so-called “Master-slave system,” often in a teleoperation scenario in which a human operator manipulates a master input device and the patient-side robot follows the input. In contrast to commonly held beliefs where robots are autonomous, traditional minimally invasive surgical robots provide the surgeon with a higher degree of dexterity inside the body, eliminate operator tremor, scale down operator motions to a fraction of normal distances, and provide a very intuitive connection between the operator and the instrument tips. The surgeon can cut, cauterize, suture and reconstruct tissue with accuracy equal to or better than that of invasive open surgery. A surgical system contains both robotic devices and real-time imaging devices to visualize the operative field during the course of surgery.

The use of robotics in medicine inherently involves physical interaction between caregivers, patients, and robots – in all combinations. Developing user-friendly physical interfaces between humans and robots requires all the classic elements of a robotic system: sensing, perception, and action. A great variety of sensing and perception tasks are required, including recording the motions and forces of a surgeon to infer their intent, determining the mechanical parameters of human tissue, and estimating the forces between a rehabilitation robot and a moving stroke patient. The reciprocal nature of interaction means that the robot will also need to provide useful feedback to the human operator, whether that person is a caregiver or a patient. We need to consider systems that involve many human senses, the most common of which are vision, haptics (force and tactile), and sound. In management’s opinion, a major reason why systems involving physical collaboration between humans and robots are so difficult to design well is that, from the perspective of a robot, humans are extremely uncertain and dynamic.

(1) http://uchealth.com/services/robotic-surgery/patient-information/benefits/

Unlike in a passive, static environment, humans dynamically change their motion, force, and immediate purpose throughout a procedure. These changes can be caused by something as simple as physiologic movement (e.g., a patient breathing during surgery), or as complex as the motions of a surgeon suturing during surgery. During physical interaction with a robot, the human is an integral part of a closed-loop feedback system, simultaneously exchanging information and energy with the robotic system, and thus cannot simply be thought of as an external system input. In addition, the loop is often closed with both human force and visual feedback, each with its own errors and delays that can potentially cause challenges in a human-robot system. Given these problems, how does one guarantee safe, collaborative and useful physical interaction between robots and humans? Management believes that to date, no existing system provides the user with an ideal experience of physically interacting with a robot.

AVRA’s overall design strategy, as opposed to that used in most non-autonomous systems, is to integrate image-guidance with navigation and organ-targeting to result in a medical robotic system that is truly diverse and multi-dimensional. Having identified limitations in the predominantly non-autonomous systems, AVRA proposes to employ a disruptive model in the design and development process, which considers design and development through a seamless collaboration of surgeons, engineers and scientists. Past efforts in medical robotics have generally been led by either the surgeons, the engineers, or the scientists, but rarely via a collaboration of all three. AVRA has been making a proactive effort to use this collaborative approach in all its development work.

For skin resurfacing, AVRA plans to incorporate recent technological improvements in motors, materials and high-resolution imaging to develop robotic device that will allow a surgeon to autonomously or semi-autonomously treat damaged skin. The basic principle behind the initial technology that AVRA is working on automating is the controlled delivery of micro skin injuries to stimulate remodeling of existing collagen and promote the formation of new collagen, elastin, and vascularization in the papillary dermis, which results in the reduction in appearance of fine lines and wrinkles, skin laxity, and scarring. Some of the advantages of using a robot for skin resurfacing can include greater precision, better visualization, quick automated adjustments during a procedure and shorter times. Presently, we are not aware of any commercially available robotic devices designed for this application.

AVRA is currently developing its initial intelligent medical robotic system for facial corrections (i.e., skin resurfacing) in partnership with the University of Central Florida (“UCF”), pursuant to a research agreement initially entered into with UCF effective as of May 1, 2016 and subsequently amended and extended (the “Research Agreement”). UCF is recognized particularly for its work in the area of medical robotic research and design, focusing on the guidance systems. We anticipate that application of this expertise will allow AVRA’s medical robotic system to handle a wide array of the currently available “tools” in the market. The Company’s plans to target a large market for its initial robotic system, which currently includes such solutions as Botox and CO2 lasers used for keratosis removal and treatment of scarring, discoloration and other skin problems that are often difficult to treat.

Moreover, while AVRA is in development of its robotic system and anticipates that it is ready to build a prototype, to date we have no products or training programs approved or ready for retail marketing and there can be no assurance as to when products will be ready to reach market. Unanticipated delays in market readiness will substantially harm the Company’s prospects.

To date, the Company has not generated revenues and has operated with limited capital. The Company will require significant capital to implement its business plan. There can be no assurance that the Company can raise the necessary funds, on favorable terms or otherwise. Failure to obtain sufficient capital will substantially harm the Company’s prospects.

Current Market

The concept of using a robot in surgical procedures became a practical reality in 2000 when the FDA approved the da Vinci® robot, introduced to the market by Intuitive Surgical, Inc. (“ISRG”). For years, ISRG was, as essentially the only game in town, alone in enjoying the explosive growth in the rapidly emerging field of robotic-assisted, minimally invasive surgery (“MIS”).

The global medical robots market is expected to grow to $11.4 billion by 2020 from $4.2 billion in 2015 at a combined annual growth rate of 22.2%(2).

As seen in the following charts, the non-surgical segment of the skin resurfacing market, the target for AVRA’s first planned medical robotic system, has enjoyed explosive growth and is foreseen to continue its fast growth in the near future:

(2) Markets and Markets research report, Nov 2015, Medical Robots Market by Product (Robotic systems (Surgical Robots, Rehabilitation Robots, Hospital Robots, Assistive Robots, Telemedicine Robots), Instruments & Accessories) & Application (Orthopedic, Laparoscopy, Neurology) - Global Forecasts to 2020

March 2015 ASAPS Data

Surgery

- Breast Aug: 305,856
- Liposuction: 396,048
- Abdominoplasty:180,717
- Eyelid surgery:169,708
- Breast Lift: 148,967

Growth 4 %

Total Revenue 58%

Non-Surgery

- Botulinum ToxinA: 4,267,038
- Hyaluronic Acid: 2,148,326
- Laser Hair 1,136,834
- Chemical Peel: 603,305
- Microdermabrasion: 557,690

Growth 12%

Total Revenue 42%

Markets and Markets Growth CAGR
2015-2020 10.8%

13.5 Billion Dollar Industry

2014-2015 Nonsurgical Skin Tightening UP 58%

2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2012
2013
2014
2015
2016
2017

2014-2015 Injectables Up 21%

(3) Statista, http://www.statista.com/statistics/254612/global-skin-care-market-size/

As of 2013, there were an estimated 9,600 dermatologists and 7,800 dermatology practices in the U.S. according to IMS Health; approximately, 34% of these are solo practices, while approximately 48% are multi-physician (three or more physicians) practices.

Most products designed to improve the appearance of the skin do not repair the skin itself; rather, they cover and hide scarring and blemishes temporarily. Wrinkles also are challenging as the skin ages and are hard to cover over. Some current products aim to slow or forestall the development of wrinkles, but with questionable effectiveness.

Botox injections and CO2 Lasers are the common procedures currently in use today for skin resurfacing. Other procedures include Needling, Radiofrequency, Ultrasound, and Cryolipolysis.

Botox injections have proved successful for cosmetic enhancement because it shrinks wrinkles dramatically. Botox has enjoyed rapid growth in sales and number of procedures (now about 7 million annually in the U.S. alone)(4). The downside of Botox is pain during the procedures and the need for repeated treatments given the temporary nature of the results achieved.

CO2 Laser resurfacing also can shrink wrinkles, even eliminating small wrinkles by removing the outer layer of skin, allowing new skin to form. While simple, this procedure can be painful. Laser resurfacing works by burning off skin; skin can reach 1500°F (800°C) in the process of being removed, and adjacent areas of skin can approach 400°F. (Unsurprisingly, general anesthesia is often required.) Open wounds are created and healing may take up to three weeks. Skin redness may persist for three months, during which the skin is particularly sensitive to UV light. Other risks of laser resurfacing include scarring, changes in skin pigmentation and bacterial infection.

Because wrinkles are a major cosmetic concern of both men and women alike, AVRA believes that a robotic system that actually reduces and eliminates wrinkles with minimal side effects has great market potential. Although no such product currently exists, AVRA intends to focus its initial efforts on addressing this void by being the first to develop, commercialize and market a medical robotic system to aid in skin resurfacing.

Efficiently to Market with a Superior Solution

AVRA believes that its resurfacing solution will be superior to Botox injections and CO2 Laser treatments, while being price competitive. Botox needs to be repeated every few months and the cost of acquiring a CO2 Laser, where a very basic model starts at approximately $50,000 but can be much higher than that, can be prohibitive.

AVRA plans to use a treatment delivered by a robotic device that improves the appearance of skin beyond wrinkle elimination. AVRA plans to integrate an existing procedure’s tool that has already received FDA approvals as a stand-alone procedure and adapt it to its robotic system. AVRA has researched many procedures and is currently finalizing its choice of the most appropriate procedure and tool for its robotic system. The basic principle behind the initial technology that AVRA is working on automating is the controlled delivery of micro skin injuries to stimulate remodeling of existing collagen and promote the formation of new collagen, elastin, and vascularization in the papillary dermis, which results in the reduction in appearance of fine lines and wrinkles, skin laxity, and scarring

The Company believes that the safety, efficacy and cost effectiveness of its planned technology, which underlying technology will have already received FDA 510(k) approvals by other users of the technology (the “Technology”), for the same application of skin resurfacing, but without any automation, will afford a significant medical and competitive advantage as employed by AVRA.

Upon the completion and testing of its prototype, AVRA intends to commence the FDA approval process for its initial application. Since the Company plans to use a device that has already received FDA 510(k) approval, the Company should be in a better position to advance the robotic control of this device. This process may take anywhere from six months to two years but the Company hopes to minimize this time by going through a pre-meeting with the FDA and thus reduce the list of issues it will have to respond to once studies commence. Costs for this process, in the Company’s estimation, can range anywhere from $200,000 to $500,000.

(4) 2014 Allergan Presentation

The use of a robotic system will ensure accuracy, speed and minimize human error while also allowing doctors to increase their productivity by performing more procedures daily.

The Company believes it can rapidly develop, commercialize and market its initial medical robotic system because of the following advantages:

●	AVRA has substantially completed the design phase and is ready to build a prototype.

●	AVRA’s team is experienced in medical robotic engineering.

●	The underlying technology has already received FDA approvals for skin resurfacing which the Company anticipates will allow for a sharply reduced time to market when applying for approval of the technology integrated with our planned medical robotic system. Numerous companies manufacture the underlying technology and AVRA is working on selecting a manufacturer but as of this date has not entered into any agreements.

●	AVRA is working in conjunction with preeminent physicians, engineers and scientific institutions.

●	AVRA is prepared for ongoing research, development, commercialization, marketing, and manufacturing of products.

●	AVRA believes that its modular approach will enable rapid entry into the skin resurfacing and other markets with new and improved devices.

Product Elements

There are four key elements to the Company’s medical robotic devices, all of which can potentially generate revenues:

●	Robotic Systems:	Standardized arms, precision guidance system, and software controls designed to the needs of doctors and physicians.
●	Robotic Tools:	Standardized tools that can be modified to cover a wide range of medical procedures.
●	Maintenance:	Ongoing operation and service simplified so the medical user can perform much of the work in house.
●	Education, Training:	Remote and on-site programs for surgeons, hospitals and medical support staff.

Marketing Strategy

AVRA and its management team have relationships with many top medical institutions as of the result of their combined years of experience and expertise in exploring new designs for medical robotic systems. Moreover, the Company’s Medical Advisory Board consists of some of the most experienced(5) robotic surgeons in the world who are working to develop new, cutting edge procedures. As a result, AVRA believes that it will be able to capitalize on its experience and relationships to successfully develop, commercialize and launch a new system that it believes will be welcomed into hospital skin resurfacing departments, as well as into individual and skin resurfacing groups. The Company plans to handle initial sales on a direct basis to departments and practices through its extensive contacts in the medical industry.

AVRA plans to initially place the new AVRA Skin Resurfacing Robotic System into some of the major respected hospital names in the US. The Company already has relationships with many of these. AVRA will then leverage this into the larger skin resurfacing market with a direct cost-effective marketing plan that includes well known social media outlets such as Facebook, Twitter, Instagram and Vimeo.

(5) For example, AVRA Medical Advisory Board members Dr. Vipul Patel and Dr. Nikhil Shah have already performed more than 10,000 and 6,000 DaVinci robotic surgeries, respectively.

Due to the large market it addresses, the AVRA Skin Resurfacing Robotic System is expected to produce a much higher degree of interest and throng of inquiries than what the internal robotic surgical medical field would generate. The Company anticipates that this will help the company drive patient business directly to our AVRA Skin Resurfacing Robotic System’s doctors and centers.

AVRA will utilize the internet to answer the many expected inquiries and will upgrade its website(s) to automatically handle and direct these when appropriate.

Development Strategy

Effective as of May 1, 2016, the Company entered into the Research Agreement with UCF for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections. The Agreement provides that UCF will provide personnel to accomplish the objectives as stated in the Statement of Work over a period which initially extended to June 30, 2017. The Statement of Work includes the development of prototype navigation and control software for the robotic medical device and the integration of all the necessary subcomponents. The Company has agreed to provide funding of $163,307 for the project. Effective May 1, 2017, the Research Agreement with UCF has been extended to June 30, 2019. This has no effect on any previous agreements or deliverables between AVRA and UCF, but rather allows AVRA to continue working with UCF on an ongoing basis without having to resubmit or restart any administrative requirements. No additional payments to UCF are required pursuant to the amendment.

In addition, AVRA has paid $43,548 for acquisition of the intellectual property developed by UCF pursuant to collaboration, which amount is capitalized. Other intellectual property costs are expensed as incurred. Management has assessed the carrying value of the asset and believes there has been no diminution of its value and accordingly, no adjustment is necessary.

The total cost to the Company is:

Research Expense - funded from existing funds	$163,307
Acquisition of Intellectual Property Rights	43,548
Total	$206,855

As of December 31, 2016, $125,202 has been paid under the Research Agreement. The balance of the amount owing to the University was due November 1, 2016 ($40,827) and February 1, 2017 ($40,826). Both balances due have been fully paid on February 24, 2017 and on April 7, 2017, respectively. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide UCF research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding which would require the Company to cover any resulting shortfall.

Intellectual Property

In connection with the design of its planned medical robotic systems, AVRA has applied for six provisional patents so far, will review existing patents in the United States and the European Union to reduce the risk of infringement claims and will file patent applications as its product development proceeds for elements of its products which qualify for patent protection.

The Company intends to file, as necessary, patent applications in the United States, as well as in other jurisdictions where it intends to distribute its products and where the dates of our initial patent applications will give us a right of priority.

Patents are granted for a fixed term and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. There is no assurance that our patent applications will be granted or that patents granted will prevent others from developing competing products.

Government Regulation

Our products and operations will be subject to extensive and rigorous regulation in the United States by the United States Food and Drug Administration (the “FDA”) and by similar agencies in other countries or regions in which we may market our products.

Unless an exemption applies, each medical device that we intend to market in the U.S. must first receive either “510(k) clearance” or “Premarket (PMA) approval” from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will be obtained in the future for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to request 510(k) clearance, unless an exemption applies. The manufacturer must demonstrate that the proposed device is “substantially equivalent” in intended use, safety and effectiveness to a legally marketed “predicate device” that is either in class I, class II, or is a “preamendment” class III device, one that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction.

A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with CGMP and QSR requirements, which include elaborate testing, control, documentation and other quality assurance procedures. During the FDA’s review, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to comply with specific conditions or to supply specific additional data or information in order to secure final PMA approval.

Once the approvable letter conditions are satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in an enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. After approval of a PMA, a new PMA or PMA supplement may be required in the event of modifications to the device, its labeling or its manufacturing process.

A clinical trial may be required to support a 510(k) submission and generally is required for a PMA application. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an insignificant risk device eligible for more abbreviated IDE requirements. The IDE must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the FDA and the appropriate institutional review boards at the clinical trial sites approve the IDE. Trials must be conducted in conformance with FDA regulations and institutional review board requirements. The sponsor or the FDA may suspend these trials at any time if they are deemed to pose unacceptable health risks or if the FDA finds deficiencies in the way they are being conducted. Data from clinical trials are often subject to varying interpretations that could delay, limit or prevent FDA approval.

We will be subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

Employees

As of the date of this prospectus the Company employs six persons, including its executive officers. The Company also relies on independent third-party consultants to perform additional services as needed. As we implement our business plan and subject to the availability of capital, additional employees will be hired in the future as our business expands.

Item 1A. Risk Factors.

See the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-216054), declared effective by the Securities and Exchange Commission (the “SEC”) on July 31, 2017.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company currently does not own any properties but leases an office from a UCF at 3259 Progress Drive, Suite 112A, Orlando, FL 32826 under a lease expiring July 31, 2018 at a rental of $1,948 per month. Pursuant to the Research Agreement, research and development activities are conducted at UCF’s campus.

Item 3. Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. In the near future, we intend to apply quotation of our common stock on the OTCQB tier of the over-the- counter market operated by OTC Markets, Inc. (“OTC Markets Group”). We cannot assure you that our shares will be quoted on any tier of OTC Markets Group or, if quoted, that a public market will develop and if developed, be liquid and be sustained.

A market maker sponsoring a company’s securities is required to obtain a quotation of the securities on any of the public trading markets, including the OTCQB. If we are unable to obtain a market maker for our common stock, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for quotation by OTC Markets Group on the OTCQB.

OTCQB securities are not quoted and traded on the floor of an organized national or regional stock exchange. Instead, securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders of our Common Stock

As of the date of this report, we had 20,644,746 shares of common stock issued and outstanding and 148 holders of record of our common stock.

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,571,750 shares (1)	$0.127	524,961 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	2,571,750 shares (1)	$0.127	524,961 shares (1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Item 6.   Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2017 as compared to year ended December 31, 2016

General. During the years ended December 31, 2017 and December 31, 2016, our operations were limited to organizational and planning activities and various research initiatives under the Research Agreement with UCF.

Revenues. We had no revenues during either the year ended December 31, 2017 or the year ended December 31, 2016.

Research and Development Expenses. Research and development expenses during the year ended December 31, 2017 were $71,170, as compared with $127,578 for the year ended December 31, 2016. The decrease in research and development expenses from 2016 to 2017, reflects the completion of the first phase of research by the UCF under the Research Agreement. The Company is continuing development work on its prototype at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $939,637 in general and administrative expenses during the year ended December 31, 2017, as compared to $334,915 for the year ended December 31, 2016. The increase is attributable to the beginning of payment of compensation for the management staff, legal and other professional expenses related to registration of the Company’s common stock with the SEC and stock-based compensation expense on the Company’s 2016 Stock Incentive Plan.

Other Expenses. We incurred a net $26,917 of other expenses during the year ended December 31, 2017 as compared to $22,489 for the year ended December 31, 2016. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”), which were converted into shares of common stock during 2017.

Net Loss. We incurred a net loss of ($1,037,723) during the year ended December 31, 2017, as compared to a net loss of ($484,982) for the year ended December 31, 2016.

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

During the period from inception (February 4, 2015) through December 31, 2017, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the Notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; and (c) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017. As a result of the completion of the September 2017 offering of common stock, the $480,000 in principal amount of the Notes converted into 960,000 shares of our common stock.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

See the Index to the Financial Statements beginning on page F-1 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-216054).

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

(c)	Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	76	Chief Executive Officer. Acting Chief Financial Officer and Director

Dr. Ray Powers	67	Chief Operating Officer

Alexandre S. Clug	49	Vice President of Global Business Development

Nikhil Shah, D.O.	46	Chief Strategy Officer

Farhan Taghizadeh, M.D.	45	Chief Medical Officer

Nicole Bergman-Fong	55	Corporate Counsel

Peter Carnegie	47	Director

A Christian Schauer	74	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Barry F. Cohen founded the Company and has served as its Chief Executive Officer and a director since February 4, 2015 and as Acting Chief Financial Officer since March 1, 2018. Between 2006 and 2008, Mr. Cohen was a private investor and founded AVRA Surgical, Inc., a medical technology company. Prior to founding AVRA, Mr. Cohen was a director of Dualis Med-Tech from 2012 to 2014, and has been a director of AvraMiro since 2009 and Avra Surgical Robotics, Inc. since 2011, which companies are currently inactive. From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984 to 1985. Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., an NASD member from 1983 to 1999. Mr. Cohen has over 50 years’ experience in managing private and public industrial companies, and 47 years’ experience as a securities executive. This significant experience qualifies Mr. Cohen to serve as a director.

Dr. Ray Powers, who became our Chief Operating Officer on August 1. 2016, was an executive within the Bell System for 30 years prior to moving on to C-level positions in the technology sector serving in both private and public companies. He has served as Director of Standards for the Project Management Institute, and on their Board of Directors as well as on several non-profit boards. During the last 5 years, he has been a full-time professor and administrator in higher education. In December 2015, Dr. Powers and his spouse filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Their plan of reorganization was confirmed and the bankruptcy was discharged in December 2016. Dr. Powers holds a professional project manager credential (PMP); a bachelor of science degree in business from Arizona State University; a master of arts degree in education; a master of arts degree in business (MBA); and a doctorate degree in leadership (EdD).

Alexandre S. Clug, who became our Vice President on August 1, 2016, was formerly CFO, and CEO of various businesses in the US, Latin America and Europe. His experience covers all aspects of building a business. He has taken companies public in both the US and Europe, developed a sales force from zero to 6,000 while at Etelix, and built a sales pipeline of over $100 million while at Secure Fortress which, as CEO, he took public in Europe. For the five years prior to joining the Company Mr. Clug was President of Dolphin Group LLC, a consultancy firm focused on early stage ventures and international opportunities. Recent projects included mining, farmland development, financial technologies, internet platforms, and were primarily focused on the Americas and mainland China. Mr. Clug graduated with honors from West Point receiving a BS in Electrical Engineering, served with distinction as a Captain in the Army Corps of Engineers, has a MBA from UCLA, and is fluent in English, French and Spanish.

Nikhil L. Shah, D.O., served as a director of the Company from October 1, 2016 to March 1, 2018, when he stepped down from such position and became the Chief Strategy Officer of the Company. Dr. Shah is one of the top global leaders in robotic surgery and is currently the Chief of Minimal Access & Robotic Surgery at Piedmont Healthcare in Atlanta, GA. He previously served as the Director of Urology & Urologic Oncology at Piedmont Atlanta Hospital from 2012 to 2016. He holds an Associate Professor (adjunct) at the Georgia Institute of Technology in the College of Computing – Robotics & Intelligent Machines. Prior positions also include the Section Chief of Urology, Department of Surgery, Saint Joseph’s Hospital of Atlanta, and the Director of Robotic Surgery, Saint Joseph’s Hospital of Atlanta. Dr. Shah is Founder and Board Member of the Men’s Health & Wellness Center in Atlanta. This is a 501-3c non-profit that works to educate Men on screening and prevention for all health issues affecting the aging male as well as awareness of cancer conditions affecting Men and their Partners. Dr. Shah has a Masters in Health Management & Health Policy from the University of Michigan. Given his experience, he has been an invited speaker and advisor for organizations in the financial arena, academia and medical device industry.

Farhan Taghizadeh, M.D., 45, became our Chief Medical Officer on September 15, 2017, after serving as a member of our Medical Advisory Board since October 1, 2016. Dr. Taghizadeh received his undergraduate degree from Yale University and attended medical school at Penn State University. He completed his residency at the University of Rochester in Rochester, New York and his post-residency fellowship at the University of Bern, Switzerland. Dr. Taghizadeh has authored numerous publications and received many honors. He is certified by the American Board of Otolaryngology-Head and Neck Surgery. Dr. Taghizadeh is an expert in facial rejuvenation, having performed over 3,000 face lifts and thousands of laser procedures. He has authored numerous publications, spoken at many national meetings, and has been involved as a consultant and luminary with various companies in the facial aesthetic arena. Dr. Taghizadeh holds various patents in the field of personalized skincare and automated aesthetic devices. He completed the FDA studies for the Vivace, an advanced RF Microneedling technology, and in 2015, founded Aesthetics Biomedical, a thought leader in the innovation of treatment serums, masks, numbing cream and recovery agents to optimize the results of the treatments they design. In 2014, Dr. Taghizadeh co-founded Omni Bioceutical Innovations, an innovative skin treatment and care solutions company, which was a presenter at MEIDAM in 2017. Dr. Taghizadeh also founded Amnioaesthetics, a company launched in 2016, which is dedicated to advancing amniotic products in the space of regenerative skin and hair care. He has also served as the Chief Medical Director of Arizona Facial Plastics since 2016. Dr. Taghizadeh’s interest in robotics stems from his 2013 publication outlining the steps to use robots to conduct facial cosmetic procedures. His recent research focuses on advancing various laser applications, robotics and personalized skincare solutions.

Nicole Bergman-Fong, who became our Corporate Counsel on October 1, 2016, has been advising and supporting the development of a number of start-up businesses and small businesses in New York and across the globe since 2005. She previously was a finance partner in the law firm of Mayer Brown for 10 years. From 1984 through 1991 Ms. Bergman-Fong was a finance associate at Cravath, Swaine & Moore in the M&A to Structured Finance Area. She attended Brown University and she was a Harlan Fiske Stone Scholar at Columbia Law School where she graduated with honors. She is a member of the New York Bar.

Peter Carnegie, who became a director on August 15, 2016, is a leader in developing successful robotic surgery programs in storied institutions like the Cleveland Clinic, the University of Alabama, Birmingham, the University of Pittsburgh Medical Center and West Virginia University Hospitals. He also is an expert in developing robotic and medical device training programs, surgeon training programs, nurse training programs, and clinical and sales training programs. Since 2011, Mr. Carnegie has been the CEO of Minimally Invasive Solutions Consulting (MIS), a robotic surgery consulting firm, where he developed successful robotic programs with such clients as the University of Alabama, Birmingham; the University of Pittsburgh Medical Center Presbyterian in Pittsburgh, PA; East Alabama Medical Center in Opelika, AL; Bon Secours St. Mary’s Hospital in Richmond, VA; Bay Medical Center in Panama City, Florida; SSM DePaul in St. Louis, MO; Christiana Care Hospital in Wilmington, DE; the University of Virginia Medical Center in Charlottesville, AV and Jack Ruby Memorial Hospital which is a part of West Virginia University Hospitals. He also developed clinical and sales mastery training programs for Mazor Robotics and ImaCor Monitoring. Prior to becoming the CEO of MIS, he was its Chief Operating Officer. Before, MIS, he worked at Intuitive Surgical, Inc. as U.S. Program Development Manager for Cardiothoracic, Head & Neck Surgery. Prior to working for Intuitive, he was at Ethicon Endo-Surgery of Johnson & Johnson. He has headed programs in robotic training, including the Symposium on Science, Technology and Advanced Robotics in partnership with the Links Inc. Professional Opportunities Program for Students of the University of Central Florida, the University of South Florida, and Valencia College. He is a decorated war veteran and recipient of the Douglas McArthur Leadership Award, and holds a BS degree in engineering from West Point. This significant experience qualifies Mr. Carnegie to serve as a director.

A. Christian Schauer served as the Company’s Chief Financial Officer from August 1, 2016 to March 1, 2018, when he stepped down from such position to become a director of the Company. Since 2003, he has been serving as Chairman, President and Chief Executive Officer of PharmOptima LLC, a pre-clinical contract research company based in Portage, Michigan. Mr. Schauer only devotes a small portion of his working time to such positions. Mr. Schauer also served as Chief Financial Officer of Avra Surgical Robotics, Inc. from February 2013 to April 2014. From 1999 until it was acquired by Eimo of Finland in 2001, Mr. Schauer served as Chief Executive Officer of Triple S. Plastics. For 25 years prior thereto, he served in various senior management positions with Clausing Corporation, including as Chairman and Chief Executive Officer from 1984 until 1999. Before joining Clausing Corporation, Mr. Schauer was with Ernst & Ernst (now Ernst & Young) for approximately a decade. A certified public accountant, he holds a B.B.A. in accounting from Western Michigan University. Mr. Schauer has served as an executive and non-executive director for several companies, including First of America Bank, Durametallic Corporation, Triple S Plastics, Harter Corporation, The 600 Group Plc. (London), and Z Seven Fund. Mr. Schauer currently serves as a non-executive director for Griffith Foods, Inc., and as a Trustee of the Boards at Kalamazoo Valley Community College and Hope Network. This significant experience qualifies Mr. Schauer to serve as a director.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, we believe that our two non-employee directors (Mr. Carnegie and Mr. Schauer) are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future, all the members of which will be “independent” directors.

Code of Ethics

Effective August 15, 2016, we adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Medical Advisory Board

The Company has also established a medical advisory board, whose members meet periodically in person or by telephone with management and/or the board of directors to advise on scientific, product development and marketing matters. The current members of the medical advisory board are:

●	Dr. Juan Jose Badimon, PhD

●	Dr. Heywood Y. Epstein

●	Dr. Yuman Fong

●	Dr. Hiep T. Nguyen

●	Dr. Vipul Patel

Dr. Juan Jose Badimon, Ph.D., is a Professor of Medicine and Director of the Atherothrombosis Research Unit at the Cardiovascular Institute, Mount Sinai School of Medicine, New York. He graduated by the University of Barcelona in 1982. His academic appointments include Mayo Clinic, Massachusetts General Hospital, Harvard University, Boston (and Mount Sinai School of Medicine, New York. His major research interests are focused on pathogenesis and treatment of atherothrombosis and cardiovascular diseases. Dr. Badimon has published more than 370 peer-reviewed articles in athero-thrombosis, imaging and cardiovascular diseases. He serves as reviewer for 10 of the top journals in cardiovascular diseases.

Dr. Heywood Y. Epstein was Chief Resident in Radiation Therapy at Montefiore Hospital in the Bronx NY, Assistant Professor of Radiology at Columbia P&S, NYU, Mt. Sinai in NY, and Stoney Brook NY. While in the US Public Health Service he was both Director of Staten Island Radiology Residency Program, Director of their Radiology Technologist Training Program, and USPHS radiation safety officer for the Northeast United States. Dr. Epstein helped establish NYU’s first ultrasound section in their Radiology Department and has coauthored 25 articles for juried journals. Dr. Epstein has performed approximately 10,000 angiograms and interventional radiographic procedures, in addition to another 10,000 breast biopsies guided by ultrasound, and stereotactically.

Dr. Yuman Fong is an internationally recognized expert in cancer and is a sought-after consultant on a wide range of medical robotic research. Dr. Fong is currently Chair of the Department of Surgery for City of Hope and was at the renowned Memorial Sloan-Kettering Cancer Center in New York City for the prior two decades. Dr. Fong is also both author and innovator: he has developed many new surgical techniques and instruments and written and edited hundreds of scholarly articles as well as nearly a dozen textbooks.

Dr. Hiep Nguyen is a world renowned Pediatric Urologist specializing in robotic and minimally invasive surgery, ureter pelvic junction (UPJ) obstruction, vesicoureteral reflux and reconstructive surgery. Dr. Nguyen was Director of the Robotic Surgery, Research and Training Center Rose Zimmerman Mandell, Chair in Innovative Urological Technology; Associate Professor (Surgery), Harvard Medical School, and Boston Children’s Hospital. He is currently at the Carson Children’s Medical Center in Mesa, Arizona.

Dr. Vipul Patel is Medical Director of the Global Robotics Institute at Florida Hospital. Founder of the Society of Robotic Surgery, Dr. Patel has personally performed the most robotic surgeries in the world, 10,000+ robotic prostatectomies. He is also a Professor at the University of Central Florida College of Medicine.

Members of the medical advisory board are compensated through the grant of a stock option awards under our 2016 Incentive Stock Plan. Current members each received a five-year option to purchase 36,000 shares at an exercise price of $0.15 per share, 6,000 shares of which vest upon grant and the balance of which vest in twelve quarterly installments of 2,500 shares each, subject to continued service.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer and our other executive officers for the years ended December 31, 2017 and December 31, 2016 and the period from Inception (February 4, 2015) through December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen, Chairman and Chief Executive	2017	150,000	0	0	0	0	0	0	6,000	156,000
Officer(1)	2016	63,000	0	0	1,000,000	88,026	0	0	0	151,026
	2015	0	0	0	0	0	0	0	0	0

Albert Christian Schauer, Chief Financial	2017	108,000	0	0	0	0	0	0	0	108,000
Officer (2)	2016	45,000	0	0	210,000	18,485	0	0	0	63,485

Ray Powers, Chief Operating	2017	0	0	0	0	0	0	0	0	0
Officer (3)	2016	0	0	0	75,000	6,602	0	0	0	6,602

Alexandre Clug, Vice-President of Global Business	2017	120,000	0	0	0	0	0	0	6,000	126,000
Development (4)	2016	42,500	0	0	300,000	26,408	0	0	0	68,908

Farhan Taghizadeh, M.D., Chief Medical
Officer(5)	2017	0	0	35,000	0	0	0	0	0	43,750

Nicole Bergman-Fong, Corporate	2017	0	0	0	0	0	0	0	0	0
Counsel (6)	2016	0	0	0	60,000	7,922	0	0	0	7,922

(1) Mr. Cohen was granted an option for 1,000,000 shares on August 15, 2016, all vested immediately. Pursuant to a conversion agreement with the Company, $39,000 in accrued but unpaid salary due Mr. Cohen at December 31, 2017 was converted into 19,500 shares of our common stock.

(2) Mr. Schauer was granted an option for 210,000 shares on August 15, 2016, with 70,000 shares vesting on August 15, 2017, 70,000 on August 15, 2018 and 70,000 on August 15, 2019. Pursuant to a conversion agreement with the Company, $27,000 in accrued but unpaid salary due Mr. Schauer at December 31, 2017 was converted into 13,500 shares of our common stock. Mr. Schauer stepped down as Chief Financial Officer of the Company on March 1. 2018 and joined the Company’s board of directors.

(3) Dr. Powers was granted an option for 75,000 shares on August 15, 2016 vesting in equal monthly installments over 36 months.

(4) Mr. Clug was granted an option for 300,000 shares on August 15, 2016, 100,000 shares of which vested on August 15, 2017, with 100,000 shares vesting on August 15, 2018 and 100,000 shares vesting on August 15, 2019. Includes $87,500 of accrued but unpaid salary due Mr. Clug at December 31, 2017.

(5) Dr. Taghizadeh became the Company’s chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under AVRA’s 2016 Incentive Stock Plan and a grant of 5,000 shares under the Company’s 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity.

(5) Ms. Bergman-Fong was granted an option for 60,000 shares on October 1, 2016, with 15,000 shares vesting immediately and the balance vesting in equal monthly installments over 36 months.

Employment Agreements

The Company is party to employment agreements with Barry F. Cohen, A. Christian Schauer and Alexandre S. Clug, its Chief Executive Officer, Chief Financial Officer and Vice President of Global Business Development, respectively.

Mr. Cohen’s employment agreement is for a term of four years commencing July 1, 2016, provides for an initial base salary of $10,000 per month increasing to $15,000 per month effective July 1, 2017, a $500 per month travel stipend and the grant of a fully vested option under our 2016 Incentive Stock Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share.

Mr. Schauer’ s employment agreement was for a term of one year, which commenced on August 1, 2016, provides for a base salary of $9,000 per month and the grant of an option under the 2016 Incentive Stock Plan to purchase 210,000 shares of our common stock at an exercise price of $0.10 per share, which vests in three equal annual installments on the first, second and third anniversaries of the date of the employment agreement. Mr. Schauer stepped down as the Company’s Chief Financial Officer on March 1, 2018 and became a member of the board of directors.

Mr. Clug’s employment agreement is for a term of three years commencing August 1, 2016, provides for a base salary of $8,000 per month increasing to $12,000 per month effective July 1, 2017, a $500 month travel stipend and the grant of an option under the 2016 Incentive Stock Plan to purchase 300,000 shares of our common stock at an exercise price of $0.10 per share, which vests in three equal annual installments on the first, second and third anniversaries of the date of the employment agreement.

Each of the employment agreements provides for reimbursement of reasonable business expenses incurred by the executive officer in the performance of his duties and contains confidentiality and non-competition provisions.

In connection with his employment as Chief Medical Officer of the Company, on September 15, 2017, the Company granted Dr. Farhan Taghizadeh was issued a grant of 20,000 shares of AVRA common stock under the Company’s 2016 Incentive Stock Plan and agreed to award him an additional grant of 5,000 “shares of common stock under the 2016 Stock Incentive Plan for each subsequent month during which he serves as Chief Medical Officer.

In connection with his employment as Chief Strategy Officer, on March 31, 2018, the Company granted Dr.Nikhil Shah a 300,000 share stock award under its 2016 Incentive Stock Plan, which vests in five equal annual installments of 60,000 shares each, commencing March 1, 2019.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2017, the end of our last completed fiscal year.

	Number of Securities	Number of Securities				Market value
	Underlying	Underlying			Number of	of shares of stock
	Unexercised Options Exercisable	Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Shares that have not vested	that have not vested*

Barry F. Cohen	1,000,000	1,000,000	$0.10	August 15, 2021	0	$0
A. Christian Schauer(1)	70,000	210,000	$0.10	August 15, 2021	140,000	$17,756

Dr. Ray Powers	33,333	75,000	$0.10	August 15, 2021	41,667	$5,284

Alexandre S. Clug	100,000	300,000	$0.10	August 15, 2021	200,000	$25,365

Farhan Taghizadeh, M.D.(2)	18,500	36,000	$0.15	October 1, 2021	17,500	$2,219

Nicole Bergman-Fong	25,000	60,000	$0.15	October 1, 2021	35,000	$4,439

Peter Carnegie	28,333	45,000	$0.10	August 15, 2021	16,667	$2,114

Nikhil L. Shah, D.O.(3)	92,083	200,000	$0.15	October 1, 2021	107,917	$13,687

*Volume weighted average exercise/fair value price per share for all options awarded is $0.127

(1)	Mr. Schauer stepped down as AVRA’s Chief Financial Officer on March 1. 2018 and became a member of the Company’s board of directors.
(2)	Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017.
(3)	Dr. Shah stepped down as a member of the Company’s board of directors and became AVRA’s Chief Strategy Officer on March 1, 2018.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the year ended December 31, 2017, our last completed fiscal year.

	DIRECTOR COMPENSATION
					Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Barry F. Cohen	0	0	88,026	0	0	63,000	151,026

Peter Carnegie	0	0	3,961	0	0	0	3,961

Nikhil L. Shah, D.O.(1)	0	0	26,408	0	0	0	26,408

(1)	Dr. Shah stepped down as a member of the board of directors and became AVRA’s Chief Strategy Officer on March 1, 2018.

Narrative Disclosure to the Director Compensation Table

Non-employee directors are currently compensated with a grant of options under the 2016 Incentive Stock Plan. Mr. Carnegie, was granted an option under the 2016 Incentive Stock Plan on August 15, 2016, to purchase 45,000 shares of our common stock at a purchase price of $0.10 per share. The options vested as to 15,000 shares on the date of grant, with the remaining 30,000 shares vesting monthly over a three-year period, subject to continued service. The other non-employee director, Dr. Shah, was granted an option under the Incentive Plan on October 1, 2016, to purchase 200,000 shares of our common stock at a purchase price of $0.15 per share. Dr. Shah stepped down from the board of directors and became our Chief Strategy Officer on March 1, 2018, at which time the option terminated as to the unvested 97,639 shares thereunder. Non-employee directors are reimbursed for travel and lodging expenses in connection with their attendance at in-person meetings of the board. When the Company is sufficiently capitalized, the Company intends to institute payment of cash directors’ fees to its non-employee directors in amounts to be determined at that time.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2016 Incentive Stock Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2016 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2016 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, the Company has granted options to purchase 2,571,750 shares under the 2016 Incentive Stock Plan, exercisable at prices ranging from of $0.10 to $1.25 per share and 185,000 shares in stock grants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3259 Progress Drive, Suite 112A, Orlando, FL 32826.

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*

Barry F. Cohen (1)	7,622,838	36.9%

Avra Acquisitions, LLC(1)	3,672,700	17.78%

Dr. Ray Powers	63,750	0.30%

Alexandre S. Clug(2)	250,000	1.21%

The Mustang Trust(2)	1,000,000	4.84%

Nikhil L. Shah, D. O.	102,361	0.49%

Farhan Tagzihadeh, M.D.	82,667	0.40%

Nicole Bergman-Fong	58,333	0.28%

Peter Carnegie	232,500	1.12%

A. Christian Schauer	415,500	2.01%

All directors and executive officers as a group (seven persons)	13,500,649	65.39%

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

(1)	Includes 7,622,838 shares owned by Mr. Cohen directly of which 1,000,000 are shares issuable upon the exercise of stock options, and 3,672,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.

(2)	Includes 250,000 shares owned by Mr. Clug directly of which 1,000,000 are shares issuable upon the exercise of stock options, and 1,000,000 shares held by The Mustang Trust of which Mr. Clug is trustee and over which shares Mr. Clug exercises voting and dispositive control.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,571,750 shares (1)	$0.127	524,961 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	2,571,750 shares (1)	$0.127	524,961 shares (1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

From time to time since inception, Barry F. Cohen, our founder, Chief Executive Officer and a director advanced certain sums to us to fund our operations. At December 31, 2017 and December 31, 2016, the Company owed Mr. Cohen $-0- and $21,877, respectively, for such advances. The amount is unsecured, non-interest bearing and due on demand.

During 2017, the Company entered into conversion agreements with its Chairman/CEO and the Chief Financial Officer (who stepped down from such position on March 1, 2018), whereby each agreed to convert the amounts owing to them during 2017 as compensation into common stock of the Company at a price of $2.00 per share. Such conversions resulted in 19,500 and 13,500 shares being issued to Messrs. Cohen and Schauer respectively.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14.  Principal Accounting Fees and Services.

De Leon & Company, P. A. (“De Leon”) is our current independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by De Leon for the years ended December 31, 2017 and December 31, 2016 were $37,000 and $26,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by De Leon for the years ended December 31, 2017 and December 31, 2016.

Tax Fees

There were no tax fees billed by De Leon for the years ended December 31, 2017 and 2016.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2017 and December 31, 2016

Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016

Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016

Statements of Shareholders’ Deficit for the Years Ended December 31, 2017 and December 31, 2016

Notes to Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	By-Laws(1)

10.1	2016 Incentive Stock Plan(1)*

10.2	Research Agreement with the University of Central Florida(1)

10.3	Employment Agreement with Barry F. Cohen(1)*

10.4	Employment Agreement with A. Christian Schauer(1)*

10.5	Employment Agreement with Alexandre S. Clug(1)*

10.6	Form of Director Appointment Agreement(1)

10.7	Code of Ethical Conduct(1)

10.8	Form of Indemnification Agreement(1)*

10.9	Form of 7.5% Convertible Promissory Note(1)

10.10	Conversion Agreement between the Company and Barry F. Cohen(2)

10.11	Conversion Agreement between the Company and A. Christian Schauer(2)

31.1	Section 302 Certification by Chief Executive Officer and Acting Chief Financial Officer(3)

32.1	Section 906 Certification by Chief Executive Officer and Acting Chief Financial Officer(3)

(1)	Filed as an exhibit of the same number to the registrant’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as An Exhibit of the same number to the registrant’s Current Report on Form 8-K dated March 16, 2018 and incorporated herein by reference.

(3)	Filed herewith.

*Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: March 29, 2018	By:	/s/ Barry F. Cohen
Barry F. Cohen , Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer, Acting Chief	March 29, 2018
Barry F. Cohen	Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Peter Carnegie	Director	March 29, 2018
Peter Carnegie

/s/ A. Christian Schauer	Director	March 29, 2018
A. Christian Schauer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avra Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avra Medical Robotics, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ De Leon & Company, P.A.

We have served as the Company’s auditor since 2016.

Pembroke Pines, Florida

March 29, 2018

AVRA MEDICAL ROBOTICS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$452,572	$248,219
Other prepaid expenses and deposit	10,457	465
Total Current Assets	463,029	248,684

EQUIPMENT	4,174	—
Accumulated depreciation	(789)	—
	3,385	—
OTHER ASSETS
Intellectual Property	43,548	43,548

TOTAL ASSETS	$509,962	$292,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$6,073	$54,827
Accrued expenses	118,046	90,588
Due to majority shareholder	—	21,877
Stock Liability	284,750	—
Promissory Notes	—	480,000
Total Current Liabilities	408,869	647,292

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,644,746 and 19,000,000 issued and outstanding, respectively	2,064	1,900
Additional paid-in capital	1,621,800	128,088
Accumulated Deficit	(1,522,771)	(485,048)
Total Stockholders’ Equity (Deficit)	101,093	(355,060)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$509,962	$292,232

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

REVENUES	$—	$—

OPERATING EXPENSES
Research and Development	71,170	127,578
General and Administrative	939,637	334,915
Total Operating Expenses	1,010,807	462,493

OTHER INCOME AND (EXPENSES)
Interest Earned	84	31
Interest Expense	(27,000)	(22,520)
Total Other Income and (Expenses)	(26,916)	(22,489)

LOSS BEFORE INCOME TAXES	(1,037,723)	(484,982)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,037,723)	$(484,982)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,538,325	18,508,367

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,037,723)	$(484,982)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation Expense	789	—
Stock compensation expense	265,901	128,088
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,991)	(465)
Increase stock liabilities payable	284,750	—
Increase in accounts payable and accrued expenses	49,418	145,415
Net Cash Used in Operating Activities	(446,856)	(211,944)

INVESTING ACTIVITIES
Purchase of Intellectual Property	—	(43,548)
Equipment acquisition	(4,174)	—
Net Cash Used in Investing Activities	(4,174)	(43,548)

FINANCING ACTIVITIES
Increase in Promissory Notes	—	480,000
Increase (decrease) of shareholder loans	(21,877)	21,711
Sale of common stock for cash	677,260	1,900
Net Cash Provided by Financing Activities	655,383	503,611

INCREASE IN CASH AND CASH EQUIVALENTS	204,353	248,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	248,219	100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$452,572	$248,219

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$—	$1,932

Noncash financing activities:
Related party accrued expenses converted into common stock	$315,187	$—
Related party note payable converted into common stock	$480,000	$—

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Subscriptions	Additional	Accumulated	Total Shareholders’
	Number	Amount	Receivable	Paid-In Capital	Deficit	Equity (Deficit)

BALANCE AT DECEMBER 31, 2015	13,100,400	$1,310	$1,310		$(66)	$(66)

Stock based compensation expense				128,088		128,088
Payment of subscription receivable			(1,900)			1,900
Subscriptions for purchase of Common Stock Issued	5,899,600	590	590			—
Net loss					(484,982)	(484,982)

BALANCE AT DECEMBER 31,2016	19,000,000	$1,900	$—	$128,088	$(485,048)	$(355,060)

Stock based compensation expense	—	—	—	21,429	—	21,429
Sale of stock	568,808	57	—	677,203	—	677,260
Conversion of note payable	960,000	96	—	479,904	—	480,000
Related party accrued expenses converted to common stock	115,938	11	—	267,587	—	267,598
Accrued interest converted into stock warrants	—	—	—	47,589	—	47,589
Net loss					(1,037,723)	(1,037,723)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$—	$1,621,800	$(1,522,771)	$101,093

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – FINANCIAL STATEMENTS

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized sales through December 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Stock Compensation Expense

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Accounting Standards Codification (“ASC”) Topic 505, “Equity.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740 “Income Taxes.” Under ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company applies the provisions of ASC Topic 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2017 and 2016, $168,301 and $0 were in excess of the FDIC insured limit, respectively.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260 “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The Company only has stock options and convertible promissory notes that may be converted to outstanding potential common shares.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the specified services; (3) terms are fixed or determinable; and (4) collection is probable.

Research and Development Costs

In accordance with ASC Topic 730 “Research and Development”, with the exception of intellectual property that is purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred. The Company purchased existing Intellectual Property from the University of Central Florida. Management regularly assesses the carrying value of the intellectual property to determine if there has been any diminution of value.

Equipment

Equipment is recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation is as follows:

Equipment -5 years straight-line

Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to : significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and current expectation that the asset will more than likely not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain circumstances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable.

ASC 820 Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial statements, based on the priority of inputs to the valuation technique, into a three-tier fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest level priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2

Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3

Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification within the statement of cash flows, and accounting for forfeitures. The amendments in this accounting standard update were effective for periods beginning after December 15, 2016. The provisions of this accounting standard update did not have an impact on our financial statements.

Simplifying the Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of this accounting standard update did not have an impact on our financial statements.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This accounting standard update is effective for reporting periods beginning after December 15, 2017. We do not expect this accounting standard to have a material impact on our financial statements.

Accounting for Leases

In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments in this accounting standard update are effective for us on January 1, 2019, with early adoption permitted. We expect that this standard will not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. The provisions of this accounting standard update will not have a material impact on our statements of cash flows.

NOTE 4 – Research collaboration agreement

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

In 2017 and 2016, $40,826 and $125,202 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $82,500 and $67,500 of accrued officer compensation at December 31, 2017 and three officers at December 31, 2016, respectively.

NOTE 6 – PROMISSORY NOTES

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

Based upon the Company’s funding of $542,260, a Qualified Financing, a mandatory conversion of the $480,000 in principal of Convertible Notes was triggered. The $480,000 in principal plus accrued interest were converted into 960,000 common shares and three-year Warrants to purchase 144,000 common shares at $1.25 per share.

Further, the Company borrowed $100,000 from an individual on May 16, 2016 under a note bearing interest at 5%. The note, along with accrued interest, was repaid on September 30, 2016.

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at December 31, 2017 consist of net operating loss carry forwards of $1,501,771. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2017 total of $315,372. The increase in the valuation allowance balance for the year ended December 31, 2017 of $145,605 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2016 consist of net operating loss carry forwards of $485,048. Using a federal statutory tax rate of 35%, the valuation allowance balance as of December 31, 2016 total of $169,767.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $0 for the year ended December 31, 2017 and 2016

At December 31, 2017 and 2016 the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2017 and 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On September 30, 2017, the Company raised an additional $542,260, from a private offering of 433,808 shares of common stock at a price of $1.25 per share.

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

In addition, on September 30, 2017, the promissory notes of $480,000 were converted into 960,000 shares of common stock (see Note 5). The interest due on the promissory note was exchanged for Warrants to purchase 144,000 common shares at $1.25. The Warrants expire on the third-year anniversary.

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

NOTE 9 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted the 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant.

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

At December 31, 2017 and December 31, 2016 options representing 1,681,750 shares and 1,176,000 shares were vested or exercisable, respectively.

No options were exercised during the year ended December 31, 2017 or for the year ended December 31, 2016. Options for 56,250 shares were forfeited on June 30, 2017.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the year ended December 31, 2017 and 2016 $265,911 and $47,632, respectively, has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $36,651 as of December 31, 2017. This amount will be recognized over a period of 2.58 years (31 months).

The grant date fair value of options granted during the year of 2016 were estimated on the grant date using the Black-Scholes model with the following assumptions: expected volatility of 181%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on August 15, 2016 with an exercise price of $0.10 per share and; expected volatility of 73.64%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on October 1, 2016 with an exercise price of $0.15 per share. For options granted January 1, 2017, the following factors were used; volatility 63.05%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $0.15 per share. For options granted August 1, 2017, the following factors were used: volatility 36.18%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share.

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

NOTE 10 – EMPLOYMENT AGREEMENTS

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the year ended December 31, 2017 and 2016 the potential conversion of the Promissory Notes into common stock was excluded from the computation of fully-diluted loss per share as the effect was anti-dilutive. Further, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

NOTE 12 – LEASE COMMITMENT

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2017. Effective August 1, 2017 and modified on October 1, 2017, the agreement was amended to provide for additional space and to extend the lease term to July 31, 2018. The amended agreement provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $1,948.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were subsequent events requiring adjustment to or disclosure in the financial statements.

On February 23, 2018, the board of directors of AVRA authorized the issuance of an aggregate of 218,000 shares of AVRA’s common stock (the “Shares”) as follows:

●	150,000 Shares at a value of $1.25 per Share, to six consultants and service providers for services rendered through December 31, 2017;

●	35,000 Shares, at a value of $1.25 per Share, to Farhan Taghizadeh, M.D., AVRA’s Chief Medical Officer, for services rendered during the period September 1, 2017 to December 31, 2017; and

●	19,500 and 13,500 Shares, at a value of $2.00 per Share, to Barry F. Cohen and A. Christian Schauer, our Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Conversion Agreements with each of such officers, under which they converted all December 31, 2017 accrued but unpaid compensation due them under their respective employment agreements with the Company into the Shares.