Form 10-Q
period 2018-03-31
AVRA Medical Robotics, Inc.
filed 2018-05-17
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 16, 2018 was 20,862,746 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

  AVRA MEDICAL ROBOTICS, INC.

   BALANCE SHEETS

  (Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$314,672	$452,572
Other prepaid expenses and deposit	11,829	10,457
Total Current Assets	326,501	463,029

EQUIPMENT	7,571	4,174
Accumulated depreciation	(1,141)	(789)
	6,430	3,385
OTHER ASSETS
Intellectual Property	43,548	43,548
Website	36,000	—
Accumulated amortization	(2,000)	—

TOTAL ASSETS	$410,479	$509,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$6,564	$6,073
Accrued expenses	176,745	118,046
Due to majority shareholder	—	—
Stock Liability	62,250	284,750
Total Current Liabilities	245,559	408,869

STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,862,746 and 20,644,746 issued and outstanding, respectively	2,086	2,064
Additional paid-in capital	1,924,009	1,621,800
Accumulated Deficit	(1,761,175)	(1,522,771)
Total Stockholders’ Equity	164,920	101,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,479	$509,962

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017

REVENUES	$—	$—

OPERATING EXPENSES
Research and Development	12,052	46,516
General and Administrative	226,378	140,817
Total Operating Expenses	238,430	187,333

OTHER INCOME AND (EXPENSES)
Interest Earned	26	18
Interest Expense	—	(9,000)
Total Other Income and (Expenses)	26	(8,982)

LOSS BEFORE INCOME TAXES	(238,404)	(196,315)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(238,404)	$(196,315)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,719,835	19,024,545

See accompanying notes to unaudited Condensed Financial Statements.

  AVRA MEDICAL ROBOTICS, INC.

   STATEMENTS OF CASH FLOWS

  FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(238,404)	$(196,315)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation and Amortization Expense	2,352	159
Stock compensation expense	37,731	19,347
Changes in operating assets and liabilities:
Prepaid expenses	(1,372)	(260)
Accounts payable and accrued expenses	79,590	69,000
Net Cash Used in Operating Activities	(120,103)	(108,069)

INVESTING ACTIVITIES
Website costs	(14,400)	—
Equipment acquisition	(3,397)	(4,174)
Net Cash Used in Investing Activities	(17,797)	(4,174)

FINANCING ACTIVITIES
Repayment of shareholder loans	—	(15,500)
Sale of common stock for cash	—	135,000
Net Cash Provided by Financing Activities	—	119,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(137,900)	7,257

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	452,572	248,219

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314,672	$255,476

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$—	$—

Noncash financing activities:
Common stock for website and services	$24,000	$—
Related party accrued expenses converted into common stock	$18,000	$—

See accompanying notes to unaudited Condensed Financial Statements.

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2018.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2017 Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2018 and December 31, 2017, $70,552 and $168,301 were in excess of the FDIC insured limit, respectively.

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

Equipment -5 years straight-line

Website

Website is recorded at cost and amortized using the straight-line method over its estimated life of 3 years.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This accounting standard update is effective for reporting periods beginning after December 15, 2017. This accounting standard will not have a material impact on our financial statements.

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

For the three months ended March 31, 2018 and 2017, $12,052 and $46,517 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $141,000 and $82,500 of accrued officer compensation at March 31, 2018 and December 31, 2017, respectively.

NOTE 6 – PROMISSORY NOTES

During the year ended December 31, 2016, the Company borrowed $480,000 under 7.5% Convertible Promissory Note Agreements. The Notes were due September 30, 2017 and bore interest at 7.5%. The noteholders had agreed to extend the maturity to October 31, 2017. The notes were convertible into common stock of the Company at $0.50 per share in the event of a voluntary conversion on or before an optional prepayment or the maturity date, or (1) the lower of $0.50 or (2) a 20% discount to the effective price per share offering price in the event of a mandatory conversion upon consummation of a “Qualified Financing”, as defined. The Company had pledged all assets as security for the notes. In the event of default, the notes would bear interest at 12% per annum.

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

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at March 31, 2018 consist of net operating loss carry forwards of $1,552,416. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2018 total of $326,007. The increase in the valuation allowance balance for the three months ended March 31, 2018 of $47,633 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2017 consist of net operating loss carry forwards of $1,325,590. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2017 total of $278,374.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2018 and December 31, 2017, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On March 31, 2018, our Chief Financial Officer converted $18,000 of accrued compensation into 9,000 common shares. These shares were issued subsequent to March 31, 2018.

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

At March 31, 2018 and December 31, 2017 options representing 1,754,694 shares and 1,681,750 shares were vested or exercisable, respectively.

No options were exercised during the three months ended March 31, 2018 or for the year ended December 31, 2017. Non-vested Options for 97,639 shares were forfeited during March 2018.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended March 31, 2018 and 2017, $7,981 and $19,347, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $27,128 as of March 31, 2018. This amount will be recognized over a period of 28 months expiring July 2020.

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

On August 1, 2016, the Company entered into a three-year Employment Agreement with its Vice President of Global Business Development. The agreement provides for an annual salary of $96,000 per year, increasing to $144,000 per year beginning July 2017. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share, with 100,000 shares vested on each yearly anniversary.

Further, on July 1, 2016, the Company entered into Indemnification Agreements with the Chairman and Chief Executive Officer, and on August 1, 2016 the Chief Financial Officer and the Vice-President of Global Business Development providing for the Company to indemnify the individuals for all expenses, judgments, etc. incurred while serving in various capacities with the Company.

Commencing March 1, 2018, the Company entered into an employment agreement with its new Chief Strategy Officer where by compensation will be determined upon sufficient funding of the Company. The Company granted a 300,000 share stock award under its 2016 Incentive Stock Plan, which vests in five equal annual installments of 60,000 shares each.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the three months ended March 31, 2018 and 2017, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

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

Moreover, while AVRA is in development of its robotic system and is in the prototype stage, to date AVRA has no products or training programs approved or ready for retail marketing and there can be no assurance as to when products will be ready to reach market. Unanticipated delays in market readiness will substantially harm the Company’s prospects.

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three months ended March 31. 2018, as compared to three months ended March 31. 2017

General. During the three months ended March 31, 2018 and March 31, 2017, our operations were limited to organizational and planning activities and various research initiatives under the Research Agreement with UCF.

Revenues. We had no revenues during either the three months ended March 31, 2018 or the three months ended March 31, 2076.

Research and Development Expenses. Research and development expenses during the three months ended March 31, 2018 were $12,052, as compared with $46,516 for the three months ended March 31, 2017. The decrease in research and development expenses from the 2018 quarter to the 2017 quarter, reflects the completion of the first phase of research by the UCF under the Research Agreement. The Company is continuing development work on its prototype at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $226,378 in general and administrative expenses during the three months ended March 31, 2018, as compared to $140,817 for the three months ended March 31, 2017. The increase is attributable to the beginning of payment of compensation for the management staff, legal and other professional expenses related to registration of the Company’s common stock with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $26 of other income during the three months ended March 31, 2018, as compared to other expenses of $8,982 for the three months ended March 31, 2017. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”), which were converted into shares of common stock during the third quarter of 2017.

Net Loss. We incurred a net loss of ($238,404) for the three months ended March 31, 2018, as compared to a net loss of ($196,315) for the three months ended March 31, 2017.

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

During the period from inception (February 4, 2015) through March 31, 2018, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the Notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; and (c) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017. As a result of the completion of the September 2017 private offering of common stock, the $480,000 in principal amount of the Notes converted into 960,000 shares of our common stock.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

See the section of our prospectus entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-216054), declared effective by the SEC on July 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: May 17, 2018	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)