Form 10-Q
period 2018-06-30
AVRA Medical Robotics, Inc.
filed 2018-08-13
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of August 10, 2018 was 20,862,746 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$191,693	$452,572
Other prepaid expenses and deposit	11,829	10,457
Total current assets	203,522	463,029

EQUIPMENT:	8,341	4,174
Accumulated depreciation	(1,634)	(789)
Total equipment	6,707	3,385

OTHER ASSETS:
Intellectual Property	43,548	43,548
Website	36,000	—
Accumulated depreciation	(5,000)	—
Total other assets	74,548	43,548

TOTAL ASSETS	$284,777	$509,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,890	$6,073
Accrued expenses	228,426	118,046
Stock Liability	84,000	284,750
Total current liabilities	318,316	408,869

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 5,000,000 shares authorized, $.0001 par value, No shares issued and outstanding June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, 100,000,000 shares authorized, $.0001 par value, 20,862,746 and 20,644,746 shares issued and outstanding June 30, 2018 and December 31, 2017, respectively	2,086	2,064
Additional Paid in Capital	1,931,059	1,621,800
Accumulated Deficit	(1,966,684)	(1,522,771)
Total stockholders’ equity (deficit)	(33,539)	101,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$284,777	$509,962

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

OPERATING EXPENSES
Research and Development	4,229	4,624	16,281	51,141
General and Administrative	201,298	173,764	427,676	314,580
Total operating expenses	205,527	178,388	443,957	365,721

OTHER INCOME AND (EXPENSES)
Interest Earned	18	12	44	30
Interest Expense	—	(9,000)	—	(18,000)
Total other income and (expenses)	18	(8,988)	44	(17,970)

Loss before income tax taxes	(205,509)	(187,376)	(443,913)	(383,691)

Income tax provision	—	—	—	—

NET LOSS	$(205,509)	$(187,376)	$(443,913)	$(383,691)

Loss per common share - basic and diluted	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average common shares outstanding - basic and diluted	20,862,746	19,192,438	20,791,685	19,163,719

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(443,913)	$(383,691)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,845	369
Stock compensation expense	44,781	35,722
Changes in operating assets and liabilities:
Prepaid expenses	(1,372)	(703)
Accounts payable and accrued expenses	152,347	120,691
NET CASH USED IN OPERATING ACTIVITIES	(242,312)	(227,612)

INVESTING ACTIVITIES:
Website costs	(14,400)	—
Equipment acquisition	(4,167)	(4,174)
NET CASH USED IN INVESTING ACTIVITIES	(18,567)	(4,174)

FINANCING ACTIVITIES:
Repayment of shareholder loans	—	(21,877)
Sale of common stock for cash	—	135,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	113,123

DECREASE IN CASH AND CASH EQUIVALENTS	(260,879)	(118,663)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	452,572	248,219

CASH AND CASH EQUIVALENTS - END OF PERIOD	$191,693	$129,556

Supplemental information of non-cash investing and financing activities:
Cash paid for interest	$—	$—

Noncash financing activities:
Cash paid for income taxes	$24,000	$—
Cash paid for income taxes	$18,000	$114,876

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended June 30, 2018.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2018 and December 31, 2017, $0 and $168,301 were in excess of the FDIC insured limit, respectively.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, other prepaid expenses and deposit, accounts payable, accrued expenses and stock liability.

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

For the six months ended June 30, 2018 and 2017, $16,281 and $51,141 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $199,500 and $82,500 of accrued officer compensation at June 30, 2018 and December 31, 2017, respectively.

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

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at June 30, 2018 consist of net operating loss carry forwards of $1,708,243. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of June 30, 2018 total of $358,731. The increase in the valuation allowance balance for the six months ended June 30, 2018 of $80,357 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2017 consist of net operating loss carry forwards of $1,325,590. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2017 total of $278,374.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the six months ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2018 and December 31, 2017, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

At June 30, 2018 and December 31, 2017 options representing 1,817,361 shares and 1,681,750 shares were vested or exercisable, respectively.

No options were exercised during the six months ended June 30, 2018 or for the year ended December 31, 2017. Non-vested Options for 97,639 shares were forfeited during March 2018.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended June 30, 2018 and 2017, $28,800 and $19,347, respectively, for stock based compensation. During the six months ended June 30, 2018 and 2017, $15,031 and $35,722, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $20,049 as of June 30, 2018. This amount will be recognized over a period of 25 months expiring July 2020.

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

Commencing March 1, 2018, the Company entered into an employment agreement with its new Chief Strategy Officer whereby compensation will be determined upon sufficient funding of the Company. The Company granted a 300,000 share stock award under its 2016 Incentive Stock Plan, which vests in five equal annual installments of 60,000 shares each.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the six months ended June 30, 2018 and 2017, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

NOTE 12 – LEASE COMMITMENT

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2017. Effective and modified on August 1, 2018, the agreement was amended to extend the lease term to July 31, 2019. The amended agreement provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $1,944, either party may cancel the agreement at any time with 30 days’ notice.

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

Results of Operations

Three months ended June 30, 2018, as compared to three months ended June 30, 2017

General. During the three months ended June 31, 2018 and June 30, 2017, our operations were limited to organizational and planning activities and various research initiatives under the Research Agreement with UCF.

Revenues. We had no revenues during either the three months ended June 30, 2018 or the three months ended June 30, 2017.

Research and Development Expenses. Research and development expenses during the three months ended June 30, 2018 were $4,229, as compared to $4,624 for the three months ended June 30, 2017. Research and development expenses in both the 2018 and 2017 quarters, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $201,298 in general and administrative expenses during the three months ended June 30, 2018, as compared to $173,764 for the three months ended June 30, 2017. The increase is attributable to the payment of compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $18 of other income during the three months ended June 30, 2018, as compared to other expenses of $8,988 for the three months ended June 30, 2017. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”), which were converted into shares of common stock during the third quarter of 2017.

Net Loss. We incurred a net loss of ($205,509) for the three months ended June 30, 2018, as compared to a net loss of ($187,376) for the three months ended June 30, 2017.

Six months ended June 30, 2018, as compared to six months ended June 30, 2017

General. During the six months ended June 31, 2018 and June 30, 2017, our operations were limited to organizational and planning activities and various research initiatives under the Research Agreement with UCF.

Revenues. We had no revenues during either the six months ended June 30, 2018 or the six months ended June 30, 2017.

Research and Development Expenses. Research and development expenses during the six months ended June 30, 2018 were $16,281, as compared to $51,141 for the six months ended June 30, 2017. The decrease in research and development expenses from the 2017 period to the 2017 period, reflects the completion of the first phase of research by the UCF under the Research Agreement. The Company is continuing development work on its prototype at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $427,676 in general and administrative expenses during the six months ended June 30, 2018, as compared to $314,580 for the six months ended June 30, 2017. The increase is attributable to the of payment of compensation for the management staff, legal and other professional expenses related to the Company’s filings with the SEC as a public company and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $44 of other income during the six months ended June 30, 2018, as compared to other expenses of $17,970 for the six months ended June 30, 2017. Other expenses principally represent net interest expense on the Company’s $480,000 in principal amount of 7.5% Convertible Promissory Notes (the “Notes”), which were converted into shares of common stock during the third quarter of 2017.

Net Loss. We incurred a net loss of ($443,913) for the six months ended June 30, 2018, as compared to a net loss of ($383,691) for the six months ended June 30, 2017.

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

During the period from inception (February 4, 2015) through June 30, 2018, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the Notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; and (c) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017. As a result of the completion of the September 2017 private offering of common stock, the $480,000 in principal amount of the Notes converted into 960,000 shares of our common stock.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: August 13, 2018	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)