Form 10-K
period 2018-12-31
AVRA Medical Robotics, Inc.
filed 2019-04-16
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☒

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April 15, 2019 was 21,122,496 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

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

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to request 510(k) clearance, unless an exemption applies. The manufacturer must demonstrate that the proposed device is “substantially equivalent” in intended use, safety and effectiveness to a legally marketed “predicate device” that is either in class I, class II, or is a “pre-amendment” class III device, one that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

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

Item 1A. Risk Factors.

See the section entitled “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-216054), declared effective by the Securities and Exchange Commission (the “SEC”) on December 20, 2018.

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

Market Information

Since July 9, 2018, our common stock has been quoted under the symbol AVMR on the OTC, and since September 7, 2018, on the OTCQB tier of the over-the counter market operated by OTC Markets Group, Inc. However, the trading market for our common stock is sporadic and extremely limited. There can be no assurance that a liquid public trading market for our shares will develop or if developed, that it will be sustained. OTCQB securities are not quoted and traded on the floor of an organized national or regional stock exchange. Instead, securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQX and OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders of our Common Stock

As of the date of this report, we had 21,122,496 shares of common stock issued and outstanding and 159 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,799,111 shares (1)	$0.256	352,006 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	2,799,111 shares (1)	$0.256	352,006 shares (1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

During the fourth quarter of 2018, the Company issued the following shares of our common stocks without registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	25,000 shares to Farhan Taghizadeh, our Chief Medical Officer as compensation for his services as an employee of the Company;

(b)	19,600 shares to three non-affiliated consultants for services rendered;

(c)	12,000 shares to a non-affiliated service provider;

(d)	18,000 shares to patent counsel for services rendered;

(e)	25,000 shares to a non-affiliated equipment provider for the purchase of certain equipment;

(f)	16,000 shares to a single investor at a price of $1.25 per share; and

(d)           9,000 shares to A. Christian Schauer, our former Chief Financial Officer and current director in payment of accrued but unpaid salary through February28, 2018.

All the above securities were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and/or Regulation D thereunder.

Item 6.   Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Introduction

The financial statements appearing elsewhere in this prospectus have been prepared assuming the Company will continue as a going concern. The company was recently formed and has not established sufficient operations or revenues to sustain the company. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

The following table provides selected financial data about our Company at December 31, 2018 and December 31, 2017:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2018	2017
	(unaudited)

Cash	$35,716	$452,572
Total Assets	$145,434	$509,962
Total Liabilities	$449,783	$408,869
Total Stockholders’ Deficit	$304,349	$101,093

To date, the Company has relied on debt and equity raised in private offerings to finance operations and no other source of capital has been identified or sought. If we experience a shortfall in operating capital we could be faced with having to limit our research and development and marketing activities.

Results of Operations

Year ended December 31, 2018 as compared to year ended December 31, 2017

Revenues. We had no revenues during the years ended December 31, 2018 and December 31, 2017.

Research and Development Expenses. Research and development expenses for 2018 were $27,121, as compared to $71,170 for 2017, primarily reflecting efforts undertaken pursuant to the Research Agreement with UCF in 2017.

General and Administrative Expenses. We incurred $933,255 in general and administrative expenses during the year ended December 31, 2018, as compared to $939,637 for the year ended December 31, 2017. The decrease is due to decreases in executive compensation and in stock-based compensation in 2018.

Other Expenses. We incurred a net positive of $58 of other expenses during 2018, as compared to ($26,916) for 2017, consisting primarily of interest expense related to our convertible notes during 2017.

Net Loss. We incurred a net loss of $(960,322) for 2018, as compared to a net loss of $(1,037,723) for 2017. The decrease in net loss is primarily due to decreases in general and administrative and interest expenses.

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

During the period from inception (February 4, 2015) through December 31, 2018, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, in December 2019, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer, A. Christian Schauer and a non-executive shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans are due December 31, 2019 and do not bear interest, other than the loan obtained from the non-executive shareholder, which bears interest at the rate of 4% per annum, payable upon maturity. In February 2019, Mr. Cohen made an additional one-year interest free loan to the Company in the principal amount of $17,500.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (who is both our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-216054).

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	77	Chief Executive Officer. Acting Chief Financial Officer and Director

Dr. Ray Powers	68	Chief Operating Officer

Farhan Taghizadeh, M.D.	46	Chief Medical Officer

Nikhil Shah, D.O.	47	Chief Strategy Officer

Nicole Bergman-Fong	56	Corporate Counsel

A. Christian Schauer	75	Director

Peter Carnegie	48	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Barry F. Cohen founded the Company and has served as its Chief Executive Officer and a director since February 4, 2015 and as Acting Chief Financial Officer since March 1, 2018. Between 2006 and 2008, Mr. Cohen was a private investor and founded AVRA Surgical, Inc., a medical technology company. Prior to founding AVRA, Mr. Cohen was a director of Dualis Med-Tech from 2012 to 2014 and has been a director of AvraMiro since 2009 and Avra Surgical Robotics, Inc. since 2011, which companies are currently inactive. From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984 to 1985. Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., an NASD member from 1983 to 1999. Mr. Cohen has over 50 years’ experience in managing private and public industrial companies, and 47 years’ experience as a securities executive. This significant experience qualifies Mr. Cohen to serve as a director.

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

Nikhil L. Shah, D.O., served as a director of the Company from October 1, 2016 to March 1, 2018, when he stepped down from such position and became the Chief Strategy Officer of the Company. Dr. Shah is one of the top global leaders in robotic surgery and is currently the Chief of Minimal Access & Robotic Surgery at Piedmont Healthcare in Atlanta, GA. He previously served as the Director of Urology & Urologic Oncology at Piedmont Atlanta Hospital from 2012 to 2016. He holds an Associate Professor (adjunct) at the Georgia Institute of Technology in the College of Computing – Robotics & Intelligent Machines. Prior positions also include the Section Chief of Urology, Department of Surgery, Saint Joseph’s Hospital of Atlanta, and the Director of Robotic Surgery, Saint Joseph’s Hospital of Atlanta. Dr. Shah is Founder and Board Member of the Men’s Health & Wellness Center in Atlanta. This is a 501-3c non-profit that works to educate Men on screening and prevention for all health issues affecting the aging male as well as awareness of cancer conditions affecting Men and their Partners. Dr. Shah has a Masters in Health Management and Health Policy from the University of Michigan. Given his experience, he has been an invited speaker and advisor for organizations in the financial arena, academia and medical device industry.

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

Peter Carnegie, who became a director on August 15, 2016, is a leader in developing successful robotic surgery programs in storied institutions like the Cleveland Clinic, the University of Alabama, Birmingham, the University of Pittsburgh Medical Center and West Virginia University Hospitals. He also is an expert in developing robotic and medical device training programs, surgeon training programs, nurse training programs, and clinical and sales training programs. Since 2011, Mr. Carnegie has been the CEO of Minimally Invasive Solutions Consulting (MIS), a robotic surgery consulting firm, where he developed successful robotic programs with such clients as the University of Alabama, Birmingham; the University of Pittsburgh Medical Center Presbyterian in Pittsburgh, PA; East Alabama Medical Center in Opelika, AL; Bon Secours St. Mary’s Hospital in Richmond, VA; Bay Medical Center in Panama City, Florida; SSM DePaul in St. Louis, MO; Christiana Care Hospital in Wilmington, DE; the University of Virginia Medical Center in Charlottesville, AV and Jack Ruby Memorial Hospital which is a part of West Virginia University Hospitals. He also developed clinical and sales mastery training programs for Mazor Robotics and ImaCor Monitoring. Prior to becoming the CEO of MIS, he was its Chief Operating Officer. Before, MIS, he worked at Intuitive Surgical, Inc. as U.S. Program Development Manager for Cardiothoracic, Head & Neck Surgery. Prior to working for Intuitive, he was at Ethicon Endo-Surgery of Johnson & Johnson. He has headed programs in robotic training, including the Symposium on Science, Technology and Advanced Robotics in partnership with the Links Inc. Professional Opportunities Program for Students of the University of Central Florida, the University of South Florida, and Valencia College. He is a decorated war veteran and recipient of the Douglas McArthur Leadership Award and holds a BS degree in engineering from West Point. This significant experience qualifies Mr. Carnegie to serve as a director.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, we believe that our two non-employee directors (Messrs. Schauer and Carnegie) are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future, all the members of which will be “independent” directors.

Code of Ethics

We have we adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

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

Dr. Hiep Nguyen is a world-renowned Pediatric Urologist specializing in robotic and minimally invasive surgery, ureter pelvic junction (UPJ) obstruction, vesicoureteral reflux and reconstructive surgery. Dr. Nguyen was Director of the Robotic Surgery, Research and Training Center Rose Zimmerman Mandell, Chair in Innovative Urological Technology; Associate Professor (Surgery), Harvard Medical School, and Boston Children’s Hospital. He is currently at the Carson Children’s Medical Center in Mesa, Arizona.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen, Chairman and Chief Executive	2018 2017	180,000 150,000	0 0	0 0	0 0	0 0	0 0	0 0	6,000 6,000	186,000 156,000
Officer(1)	2016	63,000	0	0	1,000,000	88,026	0	0	0	151,026

Ray Powers, Chief Operating	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Officer (2)	2016	0	0	0	75,000	6,602	0	0	0	6,602

Farhan Taghizadeh, M.D., Chief Medical	2018	0	0	60,000	0	0	0	0	0	0
Officer(3)	2017	0	0	36,000	0	0	0	0	0	43,750

Nicole Bergman-Fong, Corporate	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Counsel (4)	2016	0	0	0	60,000	7,922	0	0	0	7,922

Nikhil Shah, M.D., Chief Strategy
Officer(5)	2018	0	0	300,000	250,000	0	0	0	0	0

(1) Mr. Cohen was granted an option for 1,000,000 shares on August 15, 2016, all vested immediately. Pursuant to a conversion agreement with the Company, $39,000 in accrued but unpaid salary due Mr. Cohen at December 31, 2017 was converted into 19,500 shares of our common stock. [

(2)  Dr. Powers was granted an option for 75,000 shares on August 15, 2016 vesting in equal monthly installments over 36 months.

(3) Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under AVRA’s 2016 Incentive Stock Plan and a grant of 5,000 shares under the Company’s 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity.

(4) Ms. Bergman-Fong was granted an option for 60,000 shares on October 1, 2016, with 15,000 shares vesting immediately and the balance vesting in equal monthly installments over 36 months.

(5) Dr. Shah became the Company’s Officer on March 1, 2018, at which time he was awarded a stock grant of 300,000 shares, with 60,000 of those shares vesting on each yearly anniversary of his employment date, as long as he remains employed by the Company. On May 1, 2018, Dr. Shah was awarded an option for 250,000 shares of common stock under AVRA’s 2016 Incentive Stock Plan vesting in equal monthly installments over 36 months.

Employment Agreements

The Company is party to an employment agreement with Barry F. Cohen, its Chief Executive Officer. Mr. Cohen’s employment agreement is for a term of four years expiring June 30, 2020, provides for a base salary currently set at $15,000 per month. The employment agreement also provides for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains confidentiality and non-competition provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2018, the end of our last completed fiscal year.

	Number of Securities	Number of Securities				Market value
	Underlying	Underlying			Number of	of shares of stock
	Unexercised Options Exercisable	Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Shares that have not vested	that have not vested*

Barry F. Cohen	1,000,000	1,000,000	$0.10	08/15/2021	0	0
Dr. Ray Powers	58,333	75,000	$0.10	08/15/2021	16,667	0
Farhan Taghizadeh, M.D.)	28,500	36,000	$0.15	10/01/2021	7,500	0
Nikhil L. Shah, D.O.	55,556	250,000	$1.25	05/01/20123	194,444	0
Nicole Bergman-Fong	45,000	60,000	$0.15	10/01/2021	15,000	0
A. Christian Schauer	140,000	70,000	$0.10	08/15/2021	70,000	0
Peter Carnegie	38,333	45,000	$0.10	08/15/2021	6,667	0

*Volume weighted average exercise/fair value price per share for all options awarded is $0.256

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the year ended December 31, 2018, our last completed fiscal year.

	DIRECTOR COMPENSATION
					Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Barry F. Cohen	0	0	0	0	0	0	0

A. Christian Schauer	0	0	0	0	0	0	0

Peter Carnegie	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Non-employee directors are currently compensated with a grant of options under the 2016 Incentive Stock Plan, in the discretion of the board of directors. Non-employee directors are also reimbursed for travel and lodging expenses in connection with their attendance at in-person meetings of the board. When the Company is sufficiently capitalized, the Company may institute payment of cash directors’ fees to its non-employee directors in amounts to be determined at that time.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Incentive Stock Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2016 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock, or 3,115,117 shares as of January 1, 2019. As of the date of this report, the Company has granted options to purchase 2,186,750 shares under the 2016 Incentive Stock Plan, exercisable at prices ranging from of $0.10 to $1.25 per share and 368,256 shares in stock grants.

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

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*

Barry F. Cohen (1)	11,295,538	51.5

Avra Acquisitions, LLC	3,672,700	17.4

Dr. Ray Powers	88,750	**

Nikhil L. Shah, D. O.	252,639	1.20

Farhan Tagzihadeh, M.D.	172,667	**

Nicole Bergman-Fong	78,333	**

A. Christian Schauer	550,000	2.63

Peter Carnegie	242,500	1.15

All directors and executive officers as a group (seven persons)	12,680,427	57.3

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.
*	Less than 1%.

(1)	Includes 7,622,838 shares owned by Mr. Cohen directly of which 100,000,000 are shares issuable upon the exercise of stock options, and 3,672,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,799,111 shares (1)	$0.256	352,006 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	2,799,111 shares (1)	$0.256	352,006 shares (1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During 2017, the Company entered into conversion agreements with its Barry F. Cohen, its Chief Executive Officer and A. Christian Schauer, its former Chief Financial Officer and current director, whereby each agreed to convert the amounts owing to them during 2017 as compensation into common stock of the Company at a price of $2.00 per share. Such conversions resulted in 19,500 and 13,500 shares being issued to Messrs. Cohen and Schauer respectively. In addition, compensation due Mr. Schauer for the period from January 1, 2018 until his resignation as an executive officer on February 28, 2018, was converted into 9,000 shares of our common stock during 2018.

In December 2019, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer, A. Christian Schauer and a non-executive shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans are due December 31, 2019 and do not bear interest, other than the loan obtained from the non-executive shareholder, which bears interest at the rate of 4% per annum, payable upon maturity. In February 2019, Mr. Cohen made an additional one-year interest free loan to the Company in the principal amount of $17,500.

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

Audit Fees

Aggregate audit fees billed by De Leon for the years ended December 31, 2018 and December 31, 2017 were $27,500 and $37,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by De Leon for the years ended December 31, 2018 and December 31, 2017.

Tax Fees

There were no tax fees billed by De Leon for the years ended December 31, 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and December 31, 2017

Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017

Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017

Statements of Shareholders’ Deficit for the Years Ended December 31, 2018 and December 31, 2017

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

AVRA MEDICAL ROBOTICS, INC.

Dated: April 16, 2019	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer, Acting Chief	April 16, 2019
Barry F. Cohen	Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Peter Carnegie	Director	April 16, 2019
Peter Carnegie

/s/ A. Christian Schauer	Director	April 16, 2019
A. Christian Schauer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avra Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avra Medical Robotics, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pembroke Pines, Florida

April 10, 2019

AVRA MEDICAL ROBOTICS, INC.
BALANCE SHEETS
AS OF DECEMBER 31,

	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,716	$452,572
Other prepaid expenses and deposit	5,830	10,457
Total current assets	41,546	463,029

EQUIPMENT:	44,592	4,174
Accumulated depreciation	(9,252)	(789)
Total equipment	35,340	3,385

OTHER ASSETS:
Intellectual Property	43,548	43,548
Website	36,000	—
Accumulated depreciation	(11,000)	—
Total other assets	68,548	43,548

TOTAL ASSETS	$145,434	$509,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,020	$6,073
Accrued expenses	328,450	118,046
Stock liability	81,313	284,750
Due to majority shareholder	15,000	—
Promissory notes	15,000	—
Total current liabilities	449,783	408,869

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 5,000,000 shares authorized, $.0001 par value, No shares issued and outstanding December 31, 2018 and 2017, respectively	—	—
Common Stock, 100,000,000 shares authorized, $.0001 par value, 21,007,446 and 20,644,746 shares issued and outstanding December 31, 2018 and 2017, respectively	2,101	2,064
Additional Paid in Capital	2,176,643	1,621,800
Common Shares to be issued	—	—
Accumulated Deficit	(2,483,093)	(1,522,771)
Total stockholders’ equity (deficit)	(304,349)	101,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$145,434	$509,962

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2018	2017

Revenue	$—	$—

OPERATING EXPENSES
Research and Development	27,125	71,170
General and Administrative	933,255	939,637
Total operating expenses	960,380	1,010,807

OTHER INCOME AND (EXPENSES)
Interest Earned	58	84
Interest Expense	—	(27,000)
Total other income and (expenses)	58	(26,916)

Loss before income tax taxes	(960,322)	(1,037,723)

Income tax provision	—	—

NET LOSS	$(960,322)	$(1,037,723)

Loss per common share - basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding - basic and diluted	20,863,980	19,538,325

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2018	2017

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(960,322)	$(1,037,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	19,463	789
Stock compensation expense	187,068	265,901
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	4,627	(9,991)
Accounts payable and accrued expenses	509,313	49,418
Stock liabilities payable	(203,437)	284,750
NET CASH USED IN OPERATING ACTIVITIES	(443,288)	(446,856)

INVESTING ACTIVITIES:
Website costs	(14,400)	—
Equipment acquisition	(9,168)	(4,174)
NET CASH USED IN INVESTING ACTIVITIES	(23,568)	(4,174)

FINANCING ACTIVITIES:
Increasse (repayment) of shareholder loans	15,000	(21,877)
Increase in promissory notes	15,000	—
Sale of common stock for cash	20,000	677,260
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	655,383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(416,856)	204,353

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	452,572	248,219

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,716	$452,572

Supplemental information of non-cash investing and financing activities:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Noncash financing activities:
Related party accrued expenses converted into common stock	$39,000	$315,187
Related party note payable converted into common stock	$—	$480,000
Stock issued for website	$21,600	$—
Stock issued for equipment	$31,250	$—
Stock issued for services	$367,025	$—

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Subscriptions	Additional	Accumulated	Total Shareholders’
	Number	Amount	Receivable	Paid-In Capital	Deficit	Equity (Deficit)

BALANCE AT DECEMBER 31, 2016	19,000,000	$1,900	$—	$128,088	$(485,048)	$(355,060)

Stock based compensation expense	—	—	—	21,429	—	21,429
Sale of stock	568,808	57	—	677,203	—	677,260
Conversion of note payable	960,000	96	—	479,904	—	480,000
Related party accrued expenses converted to common stock	115,938	11	—	267,587	—	267,598
Accrued interest converted into stock warrants	—	—	—	47,589	—	47,589
Net loss					(1,037,723)	(1,037,723)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$—	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	—	—	—	76,005	—	76,005
Sale of stock	16,000	2	—	19,998	—	20,000
Stock issued for services	327,200	33	—	419,842	—	419,875
Related party accrued expenses converted to common stock	19,500	2	—	38,998	—	39,000
Net loss					(960,322)	(960,322)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	$—	$2,176,643	$(2,483,093)	$(304,349)

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized sales through December 31, 2018. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2018 and 2017, $0 were in excess of the FDIC insured limit, respectively.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. The revenue recognition policies as enumerated below reflect the Company’s accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are and are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605. Please see refer earlier in Note 2 for a discussion of the Company’s updated policies related to revenue recognition, accounting for costs to obtain and fulfill a customer contract and for the disclosures related to adopting this standard.

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

Compensation—Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company on January 1, 2018 and was applied on a prospective basis, as required. The adoption of this standard did not have an impact on the financial statements or the related disclosures.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company made the election to early adopt ASU 2018-02 as of January 1, 2018, the standard did not have an impact our financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In September 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which requires cloud computing arrangements in a service contact to follow the internal-use software guidance provided by ASC 350-40 in determining the accounting treatment of implementation costs. ASC 350-40 states that only qualifying costs incurred during the application development stage may be capitalized. The Company made the election to early adopt ASU 2018-15 on a retrospective basis, and the standard did not have an impact our financial statements.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company will adopt the standard effective January 1, 2019, utilizing the lessor practical expedient. The Company anticipates this standard will not have a material impact on our balance sheets.

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

In 2018 and 2017, $-0- and $40,826 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $150,000 and $82,500 of accrued officer compensation at December 31, 2018 and 2017, respectively.

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

On December 31, 2018, the Company borrowed $15,000 under a non-interest bearing promissory note from a related party. The note matures on December 31, 2019. Also on December 31, 2018, the Company borrowed an additional $15,000, with interest payable annually at 4%, maturing on December 31, 2019.

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at December 31, 2018 consist of net operating loss carry forwards of $2,083,255 Using a new federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2018 total of $437,484 The increase in the valuation allowance balance for the year ended December 31, 2018 of $159,110 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2017 consist of net operating loss carry forwards of $1,325,590. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2017 total of $278,374.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the years ended December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2018 and 2017, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On February 23, 2018, the board of directors of AVRA authorized the issuance of an aggregate of 218,000 shares of AVRA’s common stock (the “Shares”) as follows:

●	150,000 Shares at a value of $1.25 per Share, to six consultants and service providers for services rendered through December 31, 2017;

●	35,000 Shares, at a value of $1.25 per Share, to Farhan Taghizadeh, M.D., AVRA’s Chief Medical Officer, for services rendered during the period September 1, 2017 to December 31, 2017; and

●	19,500 and 13,500 Shares, at a value of $2.00 per Share, to Barry F. Cohen and A. Christian Schauer, our Chief Executive Officer and its former Chief Financial Officer, respectively, pursuant to Conversion Agreements with each of such officers, under which they converted all December 31, 2017 accrued but unpaid compensation due them under their respective employment agreements with the Company into the Shares..

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

At December 31, 2018 and 2017 options representing 2,243,250 shares and 1,681,750 shares were vested or exercisable, respectively.

No options were exercised during the years ended December 31, 2018 and 2017. Non-vested Options for 97,639 shares were forfeited during March 2018.

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

On July 1, 2018 options for 75,000 shares were issued to our Counsel for services rendered totaling $21,000. These shares are vested immediately and expire on July 1, 2023. The exercise price is $1.25.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the years ended December 31, 2018 and 2017, $187,068 and $265,901 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $113,903 as of December 31, 2018. This amount will be recognized over a period of 31 months expiring April 2021.

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the year ended December 31, 2018 and 2017, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

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

During January 2019, the Company borrowed $20,000 under a non interest bearing promissory note which matures on December 31, 2019

On January 4, 2019, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida business Corporation Act:

●	115,050 shares of restricted common stock required to be issued, to eight consultants and service providers for services rendered through December 31, 2018; The total shares of common stock when issued will be fully-paid and non-assessable.

●	The three promissory notes dated December 31, 2018, totaling $50,000 were ratified.

On February 6, 2019, the Company borrowed from its CEO, $17,500 under a non interest bearing promissory note which matures on February 6, 2020.

On March 1, 2019, a Director accelerated his final 70,000 options, and exercised his total 210,000 options at $0.10 per option. The Company received $21,000.

On March 11, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 11, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years.

On March 14, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 14, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years.

On March 29, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 29, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years.

The Company issued a total of 95,050 shares of restricted common stock required to be issued for services through March 31, 2019, per various services agreements.