Form 10-Q
period 2019-03-31
AVRA Medical Robotics, Inc.
filed 2019-05-15
CIK 1676163

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 14, 2018 was 21,427,546 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,530	$35,716
Other prepaid expenses and deposit	5,830	5,830
Total Current Assets	67,360	41,546

EQUIPMENT	44,592	44,592
Accumulated depreciation	(12,766)	(9,252)
	31,826	35,340
OTHER ASSETS
Intellectual Property	43,548	43,548
Website	36,000	36,000
Accumulated amortization	(14,000)	(11,000)
Total Other Assets	65,548	68,548

TOTAL ASSETS	$164,734	$145,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$32,102	$10,020
Accrued expenses	392,362	328,450
Stock Liability	71,492	81,313
Due to majority shareholder	32,500	15,000
Promissory notes, net of discount of $15,320 and $0 at March 31, 2019 and December 31, 2018 respectively	94,680	15,000
Total Current Liabilities	623,136	449,783

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, $.0001 par value, 21,122,496 and 21,007,446 issued and outstanding at March 31, 2019 and December 31, 2018 respectively	2,112	2,101
Additional paid-in capital	2,333,297	2,176,643
Accumulated Deficit	(2,793,811)	(2,483,093)
Total Stockholders' Deficit	(458,402)	(304,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$164,734	$145,434

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

 CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2019	2018

REVENUES	$—	$—

OPERATING EXPENSES
Research and Development	24,062	12,052
General and Administrative	285,504	226,378
Total Operating Expenses	309,566	238,430

OTHER INCOME AND (EXPENSES)
Interest Earned	3	26
Interest Expense	(1,155)	—
Total Other Income and (Expenses)	(1,152)	26

LOSS BEFORE INCOME TAXES	(310,718)	(238,404)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(310,718)	$(238,404)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,118,618	20,719,835

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(310,718)	$(238,404)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation and Amortization Expense	6,514	2,352
Stock compensation expense	109,623	37,731
Non-cash interest	901	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(1,372)
Accounts payable and accrued expenses	85,994	79,590
Net Cash Used in Operating Activities	(107,686)	(120,103)

INVESTING ACTIVITIES
Website costs	—	(14,400)
Equipment acquisition	—	(3,397)
Net Cash Used in Investing Activities	—	(17,797)

FINANCING ACTIVITIES
Exercise of stock options	21,000	—
Proceeds from shareholder loans	17,500	—
Proceeds from promissory notes	95,000	—
Net Cash Provided by Financing Activities	133,500	—

INCREASE IN CASH AND CASH EQUIVALENTS	25,814	(137,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,716	452,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,530	$314,672

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$254	$—

Noncash financing activities:
Common stock for services rendered	$62,500	$24,000
Related party accrued expenses converted into common stock	$—	$18,000

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS

CONDENSED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Number	Amount	Paid-In Capital	Deficit	Equity (Deficit)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	$2,176,643	$(2,483,093)	$(304,349)

Net (loss)	—	—	—	(310,718)	(310,718)
Stock based compensation expense	—	—	(3,369)	—	(3,369)
Stock issued for services	115,050	11	143,802	—	143,813
Stock warrants	—	—	16,221	—	16,221

BALANCE AT MARCH 31, 2019	21,122,496	$2,112	$2,333,297	$(2,793,811)	$(458,402)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	—	—	37,731	—	37,731
Related party accrued expenses converted into stock	19,500	2	38,998	—	39,000
Stock issued for services	198,500	20	225,480	—	225,500
Net loss	—	—	—	(238,404)	(238,404)

BALANCE AT MARCH 31, 2018	20,862,746	$2,086	$1,924,009	$(1,761,175)	$164,920

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2019.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Stock Compensation Expense

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Accounting Standards Codification ("ASC") Topic 505, "Equity." Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740 "Income Taxes." Under ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company applies the provisions of ASC Topic 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2019 and December 31, 2018, $0 were in excess of the FDIC insured limit, respectively.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260 "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The Company only has stock options and convertible promissory notes that may be converted to outstanding potential common shares.

Revenue Recognition

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. The revenue recognition policies as enumerated below reflect the Company's accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

Research and Development Costs

In accordance with ASC Topic 730 "Research and Development", with the exception of intellectual property that is purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred. The Company purchased existing Intellectual Property from the University of Central Florida. Management regularly assesses the carrying value of the intellectual property to determine if there has been any diminution of value.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. The provisions of this accounting standard update did not have a material impact on our statements of cash flows.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance effective January 1, 2019 and it did not have an impact on the financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company adopted the standard effective January 1, 2019, utilizing the lessor practical expedient. Since the Company has only one lease and it is short term, the standard did not have an impact on our balance sheets or statements of operations.

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

For the three months ended March 31, 2019 and 2018, $24,062 and $12,052 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $195,000 and $150,000 of accrued officer compensation at March 31, 2019 and December 31, 2018 respectively.

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

During January 2019, the Company borrowed $20,000 under a non interest bearing promissory note which matures on December 31, 2019.

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

The warrants are valued at $16,221 using Black Scholes and such amount has been recorded as Unamortized Discount on Notes Payable and is being amortized over six months, the maturity term of the notes payable. During the quarter ended March 31, 2019, $901 of the discount was amortized and charged to interest expense.

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at March 31, 2019 consist of net operating loss carry forwards of $2,281,548. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2019 total of $479,125. The increase in the valuation allowance balance for the three months ended March 31, 2019 of $41,641 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2018 consist of net operating loss carry forwards of $2,083,255. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2018 is $437,484.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2019 and December 31, 2018, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On January 4, 2019 the Company issued the following common shares (a) 35,050 common shares to six consultants for services rendered through December 31, 2018, (b) 50,000 shares valued at $1.25 per share to one consultant for services performed in January 2019 and (c) 30,000 shares for legal services rendered in 2018.

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

At March 31, 2019 and December 31, 2018 options representing 2,186,750 shares and 2,243,250 shares were vested or exercisable, respectively.

For the three months ended March 31, 2019 and 2018, 210,000 and zero options were exercised. Non-vested Options for 97,639 shares were forfeited during March 2018.

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

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended March 31, 2019 and 2018, $15,117 and $7,981 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $98,787 as of March 31, 2019. This amount will be recognized over a period of 25 months expiring April 2021.

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the three months ended March 31, 2019 and 2018, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

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

During May 2019, the Board of Directors ratified the promissory note dated May 8, 2019 for $25,000 between the Company and its CEO.

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

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Results of Operations

Three months ended March 31, 2019, as compared to three months ended March 31, 2018

Revenues. We had no revenues during either the three months ended March 31, 2019 or the three months ended March 31, 2018.

Research and Development Expenses. Research and development expenses during the three months ended March 31, 2019 were $24,062, as compared to $12,052 for the three months ended March 31, 2018. Research and development expenses in both the 2018 and 2017 quarters, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $285,504 in General and administrative expenses during the three months ended March 31, 2019 and March 31, 2018, at $226,378, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $1,152 of other expenses during the three months ended March 31, 2019 consisting of $1,155 in interest expense related to loans, offset by interest earned of $3.00. This is compared to other income of $26 for the three months ended March 31, 2018, consisting entirely of interest earned.

Net Loss. We incurred a net loss of $310,718 for the three months ended March 31, 2019, as compared to a net loss of $238.404 for the three months ended March 31, 2018.

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

In addition to the foregoing, in December 2019, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer, A. Christian Schauer and a non-executive shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans are due December 31, 2019 and do not bear interest, other than the loan obtained from the non-executive shareholder, which bears interest at the rate of 4% per annum, payable upon maturity. In February and May 2019, Mr. Cohen made additional one-year interest free loans to the Company in the principal amounts of $17,500 and $25,000, respectively.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2019, the Company issued the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	15,000 shares to Farhan Taghizadeh, our Chief Medical Officer as compensation for his services as an employee of the Company;

(b)	13,800 shares to four non-affiliated consultants for services rendered;

(c)	56,250 shares to a non-affiliated service provider; and

(d)	30,000 shares to patent counsel for services rendered.;

 All the above securities were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and the rules and regulations thereunder.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: May 15, 2019	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)