Form 10-K/A
period 2018-12-31
AVRA Medical Robotics, Inc.
filed 2019-07-03
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 to Form 10-K amends the AVRA Medical Robotics, Inc. (“AVRA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019 (the “Original Filing”). We are filing this Amendment No. 1in response to comments received from the SEC to revise our disclosure in Item 9A. Disclosure Controls and Procedures of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Form 10-K/A Amendment No. 1 to Form 10-K should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

Item 9A.  Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief financial Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

(1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(2) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The report by our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only such report in this report.

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

Item 15.  Exhibits, Financial Statement Schedules.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	By-Laws(1)

10.1	2016 Incentive Stock Plan(1)*

10.2	Research Agreement with the University of Central Florida(1)

10.3	Employment Agreement with Barry F. Cohen(1)*

10.6	Form of Director Appointment Agreement(1)

10.7	Code of Ethical Conduct(1)

10.8	Form of Indemnification Agreement(1)*

10.10	Conversion Agreement between the Company and Barry F. Cohen(2)

10.11	Conversion Agreement between the Company and A. Christian Schauer(2)

31.1	Section 302 Certification by Chief Executive Officer and Acting Chief Financial Officer(3)

32.1	Section 906 Certification by Chief Executive Officer and Acting Chief Financial Officer(3)

(1)	Filed as an exhibit of the same number to the registrant’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.
(2)	Filed as An Exhibit of the same number to the registrant’s Current Report on Form 8-K dated March 16, 2018 and incorporated herein by reference.
(3)	Filed herewith.

*	Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: July 3, 2019	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

4