Form 10-Q
period 2019-06-30
AVRA Medical Robotics, Inc.
filed 2019-08-07
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of August 6, 2019 was 21,507,218 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,095	$35,716
Other prepaid expenses and deposit	6,291	5,830
Total Current Assets	45,386	41,546

EQUIPMENT	119,592	44,592
Accumulated depreciation	(20,298)	(9,252)
	99,294	35,340
OTHER ASSETS
Intellectual Property	43,548	43,548
Website	36,000	36,000
Accumulated amortization	(17,000)	(11,000)
Total Other Assets	62,548	68,548

TOTAL ASSETS	$207,228	$145,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$105,414	$10,020
Accrued expenses	459,323	328,450
Stock Liability	96,591	81,313
Notes payable - related party	122,500	15,000
Promissory notes, net of discount of $9,914 and $0 at June 30, 2019 and December 31, 2018 respectively	100,086	15,000
Total Current Liabilities	883,914	449,783

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 21,427,546 and 21,007,446 issued and outstanding at June 30, 2019 and December 31, 2018 respectively	2,143	2,101
Additional paid-in capital	2,504,979	2,176,643
Accumulated Deficit	(3,183,808)	(2,483,093)
Total Stockholders’ Deficit	(676,686)	(304,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$207,228	$145,434

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	27,812	4,229	51,874	16,281
General and Administrative	355,693	201,298	641,197	427,676
Total operating expenses	383,505	205,527	693,071	443,957

OTHER INCOME AND (EXPENSES)
Interest Earned	1	18	5	44
Interest Expense	(6,493)	-	(7,649)	-
Total other income and (expenses)	(6,492)	18	(7,644)	44

Loss before income tax taxes	(389,997)	(205,509)	(700,715)	(443,913)

Income tax provision	-	-	-	-

NET LOSS	$(389,997)	$(205,509)	$(700,715)	$(443,913)

Loss per common share - basic and diluted	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding - basic and diluted	21,424,194	20,862,746	21,274,498	20,791,685

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Number	Amount	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	$2,176,643	$(2,483,093)	$(304,349)

Stock based compensation expense	-	-	(3,369)	-	(3,369)
Net (loss) - 3 months ended March 31, 2019	-	-	-	(310,718)	(310,718)
Stock issued for services	115,050	11	143,802	-	143,813
Stock warrants	-	-	16,221	-	16,221
BALANCE AT MARCH 31, 2019	21,122,496	$2,112	$2,333,297	$(2,793,811)	$(458,402)

Net (loss) - 3 months ended June 30, 2019				$(389,997)	(389,997)
Exercise of stock options	210,000	21	39,464	-	39,485
Stock issued for services	35,050	4	43,809	-	43,813
Stock issued for services	60,000	6	74,994	-	75,000
Stock based compensation expense	-	-	13,415	-	13,415

BALANCE AS AT JUNE 30, 2019	21,427,546	2143	$2,504,979	$(3,183,808)	$(676,686)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	-	-	37,731	-	37,731
Related party accrued expenses converted into stock	19,500	2	38,998	-	39,000
Stock issued for services	198,500	20	225,480	-	225,500
Net (loss) - 3 months ended March 31, 2018	-	-	-	(238,404)	(238,404)
BALANCE AT MARCH 31, 2018	20,862,746	$2,086	$1,924,009	$(1,761,175)	$164,920

Stock based compensation expense	-	-	7,050	-	7,050
Net (loss) - 3 months ended June 30, 2018	-	-	-	(205,509)	(205,509)

BALANCE AS AT JUNE 30, 2018	20,862,746	2,086	$1,931,059	$(1,966,684)	$(33,539)

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(700,715)	$(443,913)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	17,046	5,845
Stock compensation expense	198,935	44,781
Non-cash interest	6,307	-
Changes in operating assets and liabilities:
Prepaid expenses	(461)	(1,372)
Accounts payable and accrued expenses	333,767	152,347
NET CASH USED IN OPERATING ACTIVITIES	(145,121)	(242,312)

INVESTING ACTIVITIES:
Website costs	-	(14,400)
Equipment acquisition	(75,000)	(4,167)
NET CASH USED IN INVESTING ACTIVITIES	(75,000)	(18,567)

FINANCING ACTIVITIES:
Exercise of stock options	21,000	-
Proceeds from shareholder loans	107,500	-
Proceeds from promissory notes	95,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	223,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,379	(260,879)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,716	452,572

CASH AND CASH EQUIVALENTS - END OF PERIOD	$39,095	$191,693

Supplemental information of non-cash investing and financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities:
Stock issued for website and services	$262,626	$24,000
Related party note payable converted to common stock	$-	$18,000

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

The significant accounting policies of Avra were described in Note 1 to the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K (the “2018 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended June 30, 2019.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2019 and December 31, 2018, $0 were in excess of the FDIC insured limit, respectively.

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

The Agreement provides that the University will provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to September 30, 2017. Effective May 1, 2017, the research agreement with the University of Central Florida has been extended to April 30, 2021. No additional payments to the University were required.

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

For the six and three months ended June 30, 2019, $51,874 and $27,812 had been paid under the Agreement, respectively. For the six and three months ended June 30, 2018, $4,229 and $16,281 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $240,000 and $150,000 of accrued officer compensation at June 30, 2019 and December 31, 2018 respectively.

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

On May 8, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 8, 2020.

On May 29, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 29, 2020.

On June 26, 2019, the Company borrowed from its CEO, $40,000 under a non interest bearing promissory note which matures on June 26, 2020.

The warrants are valued at $16,221 using Black Scholes and such amount has been recorded as Unamortized Discount on Notes Payable and is being amortized over six months, the maturity term of the notes payable. During the six and three months ended June 30, 2019, $6,307 and $5,406 respectively of the discount was amortized and charged to interest expense.

NOTE 7– INCOME TAXES

The Company’s deferred tax assets at June 30, 2019 consist of net operating loss carry forwards of $2,579,192. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of June 30, 2019 total of $541,630. The increase in the valuation allowance balance for the six months ended June 30, 2019 of $62,505 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2018 consist of net operating loss carry forwards of $2,083,255. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2018 total of $437,484.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three and six months ended June 30, 2019 and 2018.

At June 30, 2019 and December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2019 and December 31, 2018, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Effective April 1, 2017, the Company entered into Conversion Agreements with its Chairman/CEO and its former Chief Financial Officer whereby each agreed to convert the amounts owing to them as of March 31, 2017 as compensation into common stock of the Company at a price of $2.00 per share. Furthermore, the former Chief Financial Officer had agreed to convert any future amounts due as compensation per his Employment Agreement effective through August 1, 2017, into shares of common stock at $2.00 per share as such amounts are earned, and the Chairman/CEO had agreed to convert any future amounts in excess of $2,500 per month due as compensation through July 1, 2017, per his Employment Agreement, into shares of common stock at $2.00 per share as such amounts are earned. On April 1, 2017, 57,438 shares were issued under the agreement to convert compensation due to the Chairman/CEO and its former Chief Financial Officer. Both agreements were renewed upon their respective expirations. As of July 1, 2017, the Chairman/CEO agreed to convert any future amounts in excess of $2,500 per month due as compensation through December 31, 2017, per his Employment Agreement, into shares of common stock at $2.00 per share, as such amounts are earned. As of August 1, 2017, its former Chief Financial Officer agreed to convert all cash payments due to the employee per his Employment Agreement, into shares of common stock using a price of $2.00 per share, as such amounts are earned.

On September 30, 2017, the Chairman/CEO and its former Chief Financial Officer converted $117,000 of compensation owed into 58,500 common shares.

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

On January 4, 2019, 115,050 Shares at a value of $1.25 per Share was issued for service rendered.

On April 1, 2019, 95,050 Shares at a value of $1.25 per Share was issued for services rendered.

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

For the six months ended June 30, 2019 and 2018, 210,000 and zero options were exercised. Non-vested Options for 97,639 shares were forfeited during March 2018.

At June 30, 2019 and December 31, 2018 options representing 2,280,417 shares and 2,243,250 shares were vested or exercisable, respectively.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 115,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended June 30, 2019 and 2018, $15,117 and $7,981 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $98,787 as of June 30, 2019. This amount will be recognized over a period of 25 months expiring April 2021.

The grant date fair value of options granted during the year of 2016 were estimated on the grant date using the Black-Scholes model with the following assumptions: expected volatility of 181%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on August 15, 2016 with an exercise price of $0.10 per share and; expected volatility of 73.64%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on October 1, 2016 with an exercise price of $0.15 per share. For options granted January 1, 2017, the following factors were used; volatility 63.05%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $0.15 per share. For options granted August 1, 2017, the following factors were used: volatility 36.18%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share. For options granted May 1, 2018, the following factors were used; volatility 62.16%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted July 1, 2018, the following factors were used; volatility 31.34%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options issued on February 1, 2019, volatility 50.58%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

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

Commencing January 1, 2019, the Company entered into a consulting agreement with an IR/PR Company whereby compensation will be $1,500 per month for six months. Also, the Company will issue 36,000 restricted common shares as part of the compensation (see Note 13).

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the six months ended June 30, 2019 and 2018, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

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

On July 1, 2019, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida Business Corporation Act:

●	43,672 shares of restricted common stock required to be issued, to seven consultants and service providers for services rendered through June 30, 2019;

On July 1, 2019, 36,000 shares of restricted common stock was issued, to its IR/PR Company per the consulting agreement (see Note 10).

On July 19, 2019, the Company borrowed from its CEO, $50,000 under a non interest bearing promissory note which matures on July 19, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this report, unless otherwise indicated, the terms “Avra,” “the Company,” “we,” “us” and “our” refer to Avra Medical Robotics, Inc.

Note Regarding Forward Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Introduction

Avra is developing a fully autonomous medical robotic system using proprietary software which integrates Artificial Intelligence (“AI”) and Deep Learning or machine learning (“DL”). By using an AI and DL enhanced software program, Avra is creating an intelligent robotic arm that we believe can “robotize” a wide range of medical procedures currently being performed by human hands. Avra is concentrating its research and development efforts to meet rising expectations of patients and practitioners alike for the precision, safety and speed offered by robotics and AI when combined with proven medical devices, end-effectors and surgical instruments.

The Company’s medical robotic system utilizes a robotic arm that has 7-degrees of freedom integrated with its control software and algorithms. The robotic arm was designed and built under the required medical device standards of the U.S. Food and Drug Administration (“FDA”) requirements. The Company’s strategy is to integrate the robotic arm with FDA approved devices in the system, which is expected to allow for a more expedited approval of the integrated system. The Company believes that the FDA approval process will primarily focus upon validation of the medical robotic system’s software control.

In order to expedite securing approvals to market, Avra has retained the services of The Horizon Phoenix Group (“HPG”), a consulting firm experienced in securing U.S. and foreign approvals to market medical devices. HPG has prepared and filed an application with the FDA for the Company’s initial medical robotic system and anticipates that Avra will have its pre-collaboration meeting with the FDA in August 2019.

The Company plans to leverage the growing demand for practical medical robotic devices by developing a platform-independent precision guidance system, applicable to a variety of minimally and non-invasive procedures, with an initial focus on skin resurfacing. Our medical robotic system is expected to be capable of delivering skin resurfacing treatments, such as micro-needling and laser therapies with improved efficiency, accuracy and precision over the human hand. As a result, use of Avra’s medical robotic system is expected to provide improved quality and safety as well as improve patient throughput and flow.

Avra was deliberately organized into a senior leadership team with broad and deep experience in medical research, innovation and development in the medical robotics field. The Company believes that its team, which has been active in the medical robotics field for a number of years, brings the necessary skills and experience to develop and commercialize intelligent medical robotic systems, as well as in marketing, supply chain management, and the implementation of all other aspects of business operations. The Company believes that progress in mechanical and software engineering has made possible lightweight and relatively inexpensive robotic devices for difficult procedures in various medical fields.

Medical robots are already being successfully employed in several areas of surgery, including Urology (Prostate), Colo-Rectal, Gynecology, Thoracic, General Surgery, Orthopedics, Neuro and Spine Surgery. Robots are also being used for Tele-medicine and assistive robotic methods are addressing the delivery of healthcare in inaccessible locations, ranging from rural areas lacking specialist expertise to post-disaster scenarios, and battlefield areas. With the aging population dominating demographics in the U.S. across all spectrums of health care, robotic technologies are being developed toward promoting improved function, less morbidity and improved overall outcomes.

Since 2016, Avra has had a research partnership with the University of Central Florida (“UCF”) to develop a prototype intelligent medical robotic system. UCF is recognized particularly for its work in the area of medical robotic research and design, focusing on the guidance systems. The system is being developed to be compatible with available surgical tools and enable Avra to initially penetrate a sizable and fast-growing aesthetics market which includes micro-needling and CO2 laser solutions. Avra’s device will allow surgeons and anyone permitted to treat a patient, defined at the State level, such as a licensed aesthetician to treat damaged skin semi-autonomously by delivering micro-needling to the skin. The micro-needling catalyzes the natural process of collagen remodeling, consisting of formation of new collagen, elastin, and vascularization in the papillary dermis, similar to the effect of CO2 laser treatments.

An analogy may be that Avra is developing the technologies for an autonomous robot just as other companies are developing the technologies for the driverless car. Since the robot industry has progressed greatly in miniaturization, adaptability and lower costs, the Avra “brains” component can lead to dramatic opportunities in all of medicine. A truly disruptive model - designed and developed through a seamless collaboration of the surgeon, the engineer and the scientist.

Avra believes that its initial medical robotic system will find rapid acceptance based on all the advantages of using robotics versus manual application and as no medical reimbursement issues are involved with most procedures in the skin resurfacing market.

However, since Avra is in development of its robotic system and is in the prototype stage, to date Avra has no products or training programs approved or ready for retail marketing and there can be no assurance as to when products will be ready to reach market. Unanticipated delays in market readiness will substantially harm the Company’s prospects.

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

Results of Operations

Three months ended June 30, 2019, as compared to three months ended June 30, 2018

Revenues. We had no revenues during either the three months ended June 30, 2019 or the three months ended June 30 31, 2018.

Research and Development Expenses. Research and development expenses during the three months ended June 30, 2019 were $27,812, as compared to $4,229 for the three months ended June 30, 2018. Research and development expenses in both the 2019 and 2018 quarters, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $355,693 and $201,298 in general and administrative expenses during the three months ended June 30, 2019 and June 30, 2018, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $6,492 of other expenses during the three months ended June 30, 2019 consisting of $6,493 in interest expense related to loans, offset by interest earned of $1. This is compared to other income of $18 for the three months ended June 30, 2018, consisting entirely of interest earned.

Net Loss. We incurred a net loss of $389,997 for the three months ended June 30, 2019, as compared to a net loss of $205,509 for the three months ended June 30, 2018.

Six months ended June 30, 2019, as compared to six months ended June 30, 2018

Revenues. We had no revenues during either the six months ended June 30, 2019 or the six months ended June 30, 2018.

Research and Development Expenses. Research and development expenses during the six months ended June 30, 2019 were $51,874, as compared to $16,281 for the six months ended June 30, 2018. Research and development expenses in both the 2019 and 2018 periods, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $641,197 and $427,626 in general and administrative expenses during the six months ended June 30, 2019 and June 30, 2018, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the SEC and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $7,644 of other expenses during the six months ended June 30, 2019 consisting of $7,649 in interest expense related to loans, offset by interest earned of $5. This is compared to other income of $44 for the six months ended June 30, 2018, consisting entirely of interest earned.

Net Loss. We incurred a net loss of $700,715 for the six months ended June 30, 2019, as compared to a net loss of $443,913 for the six months ended June 30, 2018.

Liquidity and Capital Resources

The Company expects to require substantial funds for research and development, to continue to develop, secure marketing approval for and ultimately manufacture and market its initial medical robotic system. Until the Company is able to generate revenues from the sale of its initial medical robotic system, it expects to meet its operating cash flow requirements from the net proceeds of this Offering and if necessary, from future public or private sales of its securities and, if possible, on favorable terms, by entering into development partnerships to assist the Company with its technology development activities.

During the period from inception (February 4, 2015) through March 31, 2019, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, in December 2019, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer and the late A. Christian Schauer, a former director and executive officer, and a third non-affiliated shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans are due December 31, 2019 and do not bear interest, other than the loan obtained from the non-executive shareholder, which bears interest at the rate of 4% per annum, payable upon maturity. In February, May and July 2019, Mr. Cohen made additional one-year interest free loans to the Company in the principal amounts of $17,500, $25,000 and $50,000, respectively.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

See the section entitled “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-216054), declared effective by the SEC on December 20, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2019, the Company issued the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	19,000 shares to Farhan Taghizadeh, our Chief Medical Officer as compensation for his services as an employee of the Company; and

(b)	124,672 shares to four non-affiliated consultants for services rendered.

 All the above shares of our common stock were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and the rules and regulations thereunder.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: August 7, 2019	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)