Form 10-Q
period 2019-09-30
AVRA Medical Robotics, Inc.
filed 2019-11-13
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 12, 2019 was 22,107,218 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,967	$35,716
Other prepaid expenses and deposit	6,290	5,830
Total Current Assets	36,257	41,546

EQUIPMENT	119,592	44,592
Accumulated depreciation	(27,626)	(9,252)
	91,966	35,340
OTHER ASSETS
Intellectual Property	43,548	43,548
Website	36,122	36,000
Accumulated amortization	(20,000)	(11,000)
Total Other Assets	59,670	68,548

TOTAL ASSETS	$187,893	$145,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$93,047	$10,020
Accrued expenses	527,762	328,450
Stock Liability	70,241	81,313
Notes payable - related party	272,500	15,000
Promissory notes, net of discount of $4,508 and $0 at September 30, 2019 and December 31, 2018 respectively	105,492	15,000
Total Current Liabilities	1,069,042	449,783

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 22,107,218 and 21,007,446 issued and outstanding at September 30, 2019 and December 31, 2018 respectively	2,211	2,101
Additional paid-in capital	3,372,113	2,176,643
Accumulated Deficit	(4,255,473)	(2,483,093)
Total Stockholders’ Deficit	(881,149)	(304,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187,893	$145,434

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	4,500	2,660	56,374	18,941
General and Administrative	1,060,673	294,621	1,701,870	722,297
Total operating expenses	1,065,173	297,281	1,758,244	741,238

OTHER INCOME AND (EXPENSES)
Interest Earned	2	9	6	53
Interest Expense	(6,494)	-	(14,142)	-
Total other income and (expenses)	(6,492)	9	(14,136)	53

Loss before income tax taxes	(1,071,665)	(297,272)	(1,772,380)	(741,185)

Income tax provision	-	-	-	-

NET LOSS	$(1,071,665)	$(297,272)	$(1,772,380)	$(741,185)

Loss per common share - basic and diluted	(0.05)	(0.01)	(0.08)	(0.04)

Weighted average common shares outstanding - basic and diluted	21,728,957	20,878,746	21,427,290	20,815,459

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS

CONDENSED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Number	Amount	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	$2,176,643	$(2,483,093)	$(304,349)

Stock based compensation expense	-	-	(3,369)	-	(3,369)
Net (loss) - 3 months ended March 31, 2019	-	-	-	(310,718)	(310,718)
Stock issued for services	115,050	11	143,802	-	143,813
Stock warrants	-	-	16,221	-	16,221

BALANCE AT MARCH 31, 2019	21,122,496	$2,112	$2,333,297	$(2,793,811)	$(458,402)

Net (loss) - 3 months ended June 30, 2019				$(389,997)	(389,997)
Exercise of stock options	210,000	21	39,464	-	39,485
Stock issued for services	35,050	4	43,809	-	43,813
Stock issued for services	60,000	6	74,994	-	75,000
Stock based compensation expense	-	-	13,415	-	13,415

BALANCE AS AT JUNE 30, 2019	21,427,546	2,143	$2,504,979	$(3,183,808)	$(676,686)

Net (loss) - 3 months ended September 30, 2019				(1,071,665)	(1,071,665)
Stock issued for services	679,672	68	849,522	-	849,590
Stock based compensation expense	-	-	17,612	-	17,612

BALANCE AS AT SEPTEMBER 30, 2019	22,107,218	2,211	$3,372,113	$(4,255,473)	$(881,149)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	-	-	37,731	-	37,731
Related party accrued expenses converted into stock	19,500	2	38,998	-	39,000
Stock issued for services	198,500	20	225,480	-	225,500
Net (loss) - 3 months ended March 31, 2018	-	-	-	(238,404)	(238,404)

BALANCE AT MARCH 31, 2018	20,862,746	$2,086	$1,924,009	$(1,761,175)	$164,920

Stock based compensation expense	-	-	7,050	-	7,050
Net (loss) - 3 months ended June 30, 2018	-	-	-	(205,509)	(205,509)

BALANCE AS AT JUNE 30, 2018	20,862,746	2,086	$1,931,059	$(1,966,684)	$(33,539)

Sale of stock	16,000	-	20,000	-	20,000
Stock based compensation expense	-	-	46,605	-	46,605
Net (loss) - 3 months ended September 30, 2018	-	-	-	(297,272)	(297,272)

BALANCE AS AT SEPTEMBER 30, 2018	20,878,746	2,086	$1,997,664	$(2,263,956)	$(264,206)

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(1,772,380)	$(741,185)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	27,374	12,949
Stock compensation expense	719,944	128,886
Non-cash interest	11,713	-
Changes in operating assets and liabilities:
Prepaid expenses	(460)	4,628
Accounts payable and accrued expenses	709,682	245,900
NET CASH USED IN OPERATING ACTIVITIES	(304,127)	(348,822)

INVESTING ACTIVITIES:
Website costs	(122)	(14,400)
Equipment acquisition	(75,000)	(9,168)
NET CASH USED IN INVESTING ACTIVITIES	(75,122)	(23,568)

FINANCING ACTIVITIES:
Exercise of stock options	21,000	20,000
Proceeds from shareholder loans	257,500	-
Proceeds from promissory notes	95,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	373,500	20,000

DECREASE IN CASH AND CASH EQUIVALENTS	(5,749)	(352,390)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,716	452,572

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,967	$100,182

Supplemental information of non-cash investing and financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities:
Related party accrued expenses converted to common stock	$-	$39,000
Stock issued for website	$-	$24,000
Stock issued for services	$1,112,216	$201,500

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended September 30, 2019.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2019 and December 31, 2018, $0 were in excess of the FDIC insured limit, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

For the nine and three months ended September 30, 2019, $56,374 and $4,500 had been paid under the Agreement, respectively. For the nine and three months ended September 30, 2018, $18,941 and $57,208 had been paid under the Agreement, respectively. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

NOTE 5 – ACCRUED EXPENSES

Accrued Expenses include $285,000 and $150,000 of accrued officer compensation at September 30, 2019 and December 31, 2018 respectively.

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

Based upon the Company’s funding of $542,260, a Qualified Financing, a mandatory conversion of the $480,000 in principal of Convertible Notes was triggered. The $480,000 in principal plus accrued interest were converted into 960,000 common shares and three-year Warrants to purchase 144,000 common shares at $1.25 per share. These warrants are valued at $58,462 using the Black Scholes.

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

On August 26, 2019, the Company borrowed from its CEO, $100,000 under a non interest bearing promissory note which matures on December 26, 2019.

The 37,500 warrants are valued at $16,221 using Black Scholes and such amount has been recorded as Unamortized Discount on Notes Payable and is being amortized over six months, the maturity term of the notes payable. During the nine and three months ended September 30, 2019, $11,713 and $5,406 respectively, of the discount was amortized and charged to interest expense.

NOTE 7 – INCOME TAXES

The Company’s deferred tax assets at September 30, 2019 consist of net operating loss carry forwards of $2,814,080. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of September 30, 2019 total of $590,957. The increase in the valuation allowance balance for the nine months ended September 30, 2019 of $49,327 is entirely attributable to the net operating loss.

The Company’s deferred tax assets at December 31, 2018 consist of net operating loss carry forwards of $2,083,255. Using a federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2018 total of $437,484.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019 and December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2019 and December 31, 2018, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On July 1, 2019, 79,672 Shares at a value of $1.25 per Share was issued for services rendered.

On August 28, 2019, 600,000 Shares at a value of $1.25 per Share was issued for services rendered.

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

NOTE 9 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted the 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. On August 1, 2019, the Board increased the available shares under this Plan to 10,000,000 shares. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant.

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

For the nine months ended September 30, 2019 and 2018, 210,000 and zero options were exercised. Non-vested Options for 97,639 shares were forfeited during March 2018.

At September 30, 2019 and December 31, 2018 options representing 2,469,167 shares and 2,243,250 shares were vested or exercisable, respectively.

All options issued to-date expire after five years from the issue date. Except for the option for one million shares issued to the CEO and to the Company’s counsel for 115,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended September 30, 2019 and 2018, $0 and $83,355 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. During the nine months ended September 30, 2019 and 2018, $15,117 and $7,981 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $112,060 as of September 30, 2019. This amount will be recognized over a period of 35 months expiring August 2022.

The grant date fair value of options granted during the year of 2016 were estimated on the grant date using the Black-Scholes model with the following assumptions: expected volatility of 181%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on August 15, 2016 with an exercise price of $0.10 per share and; expected volatility of 73.64%, expected term of 2.9 years, risk-free interest rate of 2.00% and expected dividend yield of 0% for the options granted on October 1, 2016 with an exercise price of $0.15 per share. For options granted January 1, 2017, the following factors were used; volatility 63.05%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $0.15 per share. For options granted August 1, 2017, the following factors were used: volatility 36.18%; expected term of 2.9 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share. For options granted May 1, 2018, the following factors were used; volatility 62.16%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted July 1, 2018, the following factors were used; volatility 31.34%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options issued on February 1, 2019, volatility 50.58%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options issued on August 1, 2019, volatility 62.43%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

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

Commencing January 1, 2019, the Company entered into a consulting agreement with an IR/PR Company whereby compensation will be $1,500 per month for six months. Effective July 1, 2019, the agreement continues month to month. Also, the Company will issue 36,000 restricted common shares as part of the compensation (see Note 13).

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. For the three and nine months ended September 30, 2019 and 2018, the potential exercise of stock options has been excluded from the computation of loss per share as the effect was anti-dilutive.

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

On October 11, 2019, the Company borrowed from its CEO, $30,000 under a non interest bearing promissory note which matures on March 11, 2020.

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

Introduction

We are a medical robotics company developing a fully autonomous medical robotic system using proprietary software which integrates Artificial Intelligence (“AI”) and Deep Learning, or machine learning, (“DL”). By using an AI and DL enhanced software program, we are creating an intelligent robotic system that we believe can “robotize” a wide range of medical procedures currently being performed by human hands. We are concentrating our research and development efforts to meet rising expectations of patients and practitioners alike for the precision, safety and speed offered by an AI enhanced robotics platform system that can be combined with proven medical devices, end-effectors and surgical instruments.

We believe that progress in mechanical and software engineering has made possible lightweight and relatively inexpensive robotic devices for difficult procedures in various medical fields. Medical robots are already being successfully employed in several areas of surgery, including Urology (Prostate), Colo-Rectal, Gynecology, Thoracic, General Surgery, Orthopedics, and Neuro and Spine Surgery. Robots are also being used for Tele-medicine and assistive robotic methods are addressing the delivery of healthcare in inaccessible locations, ranging from rural areas lacking specialist expertise to post-disaster scenarios, and battlefield areas. With the aging population dominating demographics in the U.S. across all spectrums of healthcare, robotic technologies are being developed toward promoting improved function, lower morbidity and improved overall outcomes.

We are developing a treatment-independent autonomous robotics system utilizing our proprietary AI-driven precision guidance system, applicable to a variety of minimally and non-invasive procedures, with an initial focus on skin resurfacing aesthetic procedures utilizing several U.S. Food and Drug Administration (“FDA”) approved skin enhancing techniques robotized for superior performance and optimal results. Our medical robotic system is being developed to deliver skin resurfacing treatments, such as micro-needling and laser therapies with improved efficiency, accuracy and precision over current procedures conducted by human hand, and only requiring the doctor to input or just confirm treatment parameters. As a result, use of our medical robotic system is expected to provide improved quality and safety as well as improve patient throughput and workflow.

Our autonomous medical robotics system is being developed to be compatible with available FDA approved surgical tools and end-effectors, enabling us to initially penetrate a sizable and fast-growing aesthetics market, which includes micro-needling and laser solutions. Our robotics system will allow doctors, and anyone permitted to treat patients, defined at the State level, such as a licensed aesthetician, to treat damaged skin autonomously by delivering micro-needling to the skin. The micro-needling catalyzes the natural process of collagen remodeling, consisting of formation of new collagen, elastin, and vascularization in the papillary dermis, similar to the effect of laser treatments.

We expect our robotic system to eliminate many of the common errors that occur during handheld procedures, such as over- or under- exposure of the needles or energy-based instruments that can have terrible cosmetic results and even injure the patient. In addition, our system is being designed to continuously adjust treatment parameters, such as penetration depth, time, and energy in order to individualize the outcome based on our algorithms.

Our robotic system has been designed and developed through a seamless collaboration of the surgeon, the engineer and the scientist. Since the robot industry has progressed greatly in miniaturization, adaptability and lower costs, we believe that the Avra “brains” technology component can lead to dramatic opportunities in all of medicine.

The advantages of robotizing already FDA approved aesthetic tools are many. In contrast to a human using a handheld device, our aesthetics robotic system has the potential to perform each and every procedure with unsurpassed precision without constraint of age, proficiency, experience or fatigue. Likewise, in many skin related treatments the amount of energy delivered, distance and/or depth of the instrument to, or into, the skin, and treating only the affected area are critical to the outcome. The robotic system can maintain these parameters with unparalleled accuracy. The system can also replicate the same procedure time and again precisely. Delivery of certain aesthetic treatments by robotic systems is believed to be the most efficient option, requiring fewer visits per patient while increasing patient throughput — a benefit for patients and practitioners alike.

Advantages of using our medical robotic approach to procedures include:

●	Reduced cost per treatment
●	Better treatment accuracy
●	Better treatment outcomes
●	Increased patient throughput and revenue generation for the physician
●	Easier multi-platform integration
●	Addresses shortfall of physicians/surgeons
●	Easier future integration of medical and technological advancements such as molecular biologics

We believe that our initial medical robotic system for the aesthetics market should find rapid acceptance based on the aforementioned advantages of using the attributes of robotics versus traditional manual applications. Furthermore, there is general acceptance by consumers for fee-for-service cash payments in the facial aesthetics market thereby avoiding medical insurance reimbursement issues.

Our medical robotic system utilizes a robotic arm that has seven-degrees of freedom integrated with our proprietary AI-driven control software and algorithms. The robotic arm was designed and built under the required medical device standards of the FDA. Our strategy is to integrate the robotic arm with FDA approved devices, which is expected to allow for a more expedited approval of the integrated system. We believe that the FDA approval process will primarily focus upon validation of the medical robotic system’s software control. This could lead to a less onerous, more de-risked regulatory path to approval, particularly if strong preclinical results are achieved. Subsequent to the completion of the FDA preclinical work, estimated to be six months, we believe that we will be able to additionally modify and robotize certain non-invasive instruments that do not require FDA approvals and proceed to the cosmetic treatments marketplace. This action could sharply reduce the time to commercial operations and revenues.

We have retained the services of The Horizon Phoenix Group (“HPG”), a consulting firm experienced in securing U.S. and foreign regulatory approvals for medical devices, in order to expedite the regulatory process. Working with HPG, we prepared and filed an application with the FDA for our initial medical robotic system and on August 12, 2019, held an initial pre-collaboration meeting with the FDA. This is the first of a series of meetings where the Avra system and its regulatory requirements will be discussed in ever-increasing specificity. This should allow for a more focused regulatory process, saving both resources and time. The robotic arm that we will utilize for our system has already been granted approval in the EU and received a CE mark. We have begun implementing a quality and regulatory system that will serve as the foundation for U.S., Canadian, European, Australian, Japanese, and Brazilian market access for our medical robotic system. The Medical Device Single Audit Program (“MDSAP”), which we are employing, is a single inspection that, when completed, is expected to support market access to these six most important medical device marketplaces.

Since 2016, we have had a research partnership with the University of Central Florida (“UCF”) to develop a prototype intelligent medical robotic system. UCF is recognized particularly for its work in the area of medical robotic research and design, with a focus on guidance systems. We have paid UCF a one-time fee for outright ownership of work developed by UCF in the collaboration.

On September 10, 2019, we entered into a collaborative research and development agreement with Infinite Mind, LLC (“IM”). IM is in the business of developing computerized systems for robot operation and automation employing software and AI for applications in various industries. Its owners include Ruthi Pollak, a member of Avra’s Scientific Advisory Board” and Dr. Fred Moll, a founder of Intuitive Surgical and Auris Health, recently acquired by Johnson & Johnson. Our CEO is also an owner of IM. IM, with the use of Avra’s facilities and cooperation of Avra personnel, will seek to develop software and AI systems for robots that are relevant to the field of medical treatment or diagnostics. As part of the collaboration, IM has granted Avra an exclusive, worldwide, full paid-up, perpetual, royalty-free license to commercialize any technology (including any patents) developed by IM individually or jointly with AVRA during the term of the agreement as well as existing technology of IM in the field of medical robotics. This license survives termination of the agreement.

Our senior leadership team and advisory boards have broad and deep experience in clinical practice, medical research, innovation and development in the medical robotics field. We believe that our team, which has been active in the medical robotics field for many years, brings the necessary skills and experience to develop and commercialize intelligent medical robotic systems, as well as in marketing, supply chain management, and the implementation of all other aspects of business operations.

We believe we can rapidly develop and commercialize our initial medical robotic system in the aesthetic skin resurfacing market because of the following advantages and progress made to date, including:

●	Our team is experienced in medical robotic engineering.
●	We are working in conjunction with preeminent physicians, engineers and scientific institutions.
●	We have substantially completed the design phase and are ready to complete a final, integrated prototype for the regulatory process which has been initiated.
●	Our robotic arm was built under the required medical device standards of the FDA and has already received a CE Mark in Europe.
●	Our strategy is to integrate the robotic arm with FDA approved devices for skin resurfacing, which we anticipate will allow for a more expedited regulatory approval, with the FDA approval process primarily focused upon validation of the medical robotic system’s software control. We held a pre-collaboration meeting with the FDA on August 12, 2019, which should now allow us to better focus on only the meaningful required activities, saving both resources and time.
●	We have begun implementing a quality and regulatory system that will serve as the foundation for U.S., Canadian, European, Australian, Japanese, and Brazilian market access for AVRA’s medical robotic system. The MDSAP which we are employing, is a single inspection that, when completed, is expected to support market access to the six most important medical device marketplaces.
●	We believe that our treatment-independent medical robotics platform system will be compatible with currently and yet to be approved end-effectors and/or surgical tools enabling rapid entry into the skin resurfacing and other markets with new and improved devices.

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

Results of Operations

Three months ended September 30, 2019, as compared to three months ended September 30, 2018

Revenues. We had no revenues during either the three months ended September 30, 2019 or the three months ended September 30 31, 2018.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2019 were $4,500, as compared to $2,660 for the three months ended September 30, 2018. Research and development expenses in both the 2019 and 2018 quarters, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $1,060,673 and $294,621 in general and administrative expenses during the three months ended September 30, 2019 and September 30, 2018, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan, which accounted for a significant portion of the increase in general and administrative expenses from the 2018 quarter to the 2019 quarter.

Other Income/Expenses. We had $6,492 of other expenses during the three months ended September 30, 2019 consisting of $6,494 in interest expense related to loans, offset by interest earned of $2. This is compared to other income of $9 for the three months ended September 30, 2018, consisting entirely of interest earned.

Net Loss. We incurred a net loss of $1,071,665 for the three months ended September 30, 2019, as compared to a net loss of $297,272 for the three months ended September 30, 2018. The increase in net loss from the 2018 quarter to the 2019 quarter is in large part due to significant increases in stock-based compensation expense.

Nine months ended September 30, 2019, as compared to nine months ended September 30, 2018

Revenues. We had no revenues during either the nine months ended September 30, 2019 or the nine months ended September 30, 2018.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2019 were $56,374, as compared to $18,941 for the nine months ended September 30, 2018. Research and development expenses in both the 2019 and 2018 periods, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $1,701,870 and $722,297 in general and administrative expenses during the nine months ended September 30, 2019 and September 30, 2018, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the SEC and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan, which accounted for a significant portion of the increase in general and administrative expenses from the 2018 period to the 2019 period.

Other Income/Expenses. We had $14,136 of other expenses during the nine months ended September 30, 2019 consisting of $14,142 in interest expense related to loans, offset by interest earned of $6. This is compared to other income of $53 for the nine months ended September 30, 2018, consisting entirely of interest earned.

Net Loss. We incurred a net loss of $1,772,380 for the nine months ended September 30, 2019, as compared to a net loss of $741,185 for the nine months ended September 30, 2018. The increase in net loss from the 2018 period to the 2019 period is in large part due to significant increases in stock-based compensation expense.

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

During the period from inception (February 4, 2015) through March 31, 2019, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in September 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount nine-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, in December 2019, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer and the late A. Christian Schauer, a former director and executive officer, and a third non-affiliated shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans are due December 31, 2019 and do not bear interest, other than the loan obtained from the non-executive shareholder, which bears interest at the rate of 4% per annum, payable upon maturity. In February, May, July and August 2019, Mr. Cohen made additional one-year interest free loans to the Company in the principal amounts of $17,500, $25,000, $50,000 and $100,000, respectively.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2019, the Company issued the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

●	250,000 shares to Barry Cohen, our Chief Executive Officer as compensation for his services as an employee of the Company; and

●	350,000 shares to a non-affiliated consultant for services rendered.

All the above shares of our common stock were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and the rules and regulations thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: November 13, 2019	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)