Form 10-K
period 2019-12-31
AVRA Medical Robotics, Inc.
filed 2022-02-22
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of February 18, 2022 was 37,808,805 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

i

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

Unless the context otherwise requires, references in this report to “AVRA,” “the Company,” “we,” “us” and “our” refer to Avra Medical Robotics, Inc.

ii

PART I

Item 1 Business.

Overview

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

We believe that progress in mechanical and software engineering has made possible lightweight and relatively inexpensive robotic devices for difficult procedures in various medical fields. Medical robots are already being successfully employed in several areas of surgery, including Urology (Prostate), Colo-Rectal, Gynecology, Thoracic, General Surgery, Orthopedics, and Neuro and Spine Surgery. Robots are also being used for Telemedicine and assistive robotic methods are addressing the delivery of healthcare in inaccessible locations, ranging from rural areas lacking specialist expertise to post-disaster scenarios, and battlefield areas. With the aging population dominating demographics in the U.S. across all spectrums of healthcare, robotic technologies are being developed toward promoting improved function, lower morbidity and improved overall outcomes.

We are developing a treatment-independent autonomous robotics system utilizing our proprietary AI-driven precision guidance system, applicable to a variety of minimally and non-invasive procedures, with an initial focus on skin resurfacing aesthetic procedures utilizing several FDA approved skin enhancing techniques robotized for superior performance and optimal results. Our medical robotic system is being developed to deliver skin resurfacing treatments, such as micro-needling and laser therapies with improved efficiency, accuracy and precision over current procedures conducted by human hand, and only requiring the doctor to input or just confirm treatment parameters. As a result, use of our medical robotic system is expected to provide improved quality and safety as well as improve patient throughput and workflow.

Our autonomous medical robotics system is being developed to be compatible with available FDA approved surgical tools and end-effectors, enabling us to initially penetrate a sizable and fast-growing aesthetics market, which includes micro-needling and laser solutions. Our robotics system will allow doctors, and anyone permitted to treat patients, defined at the State level, such as a licensed aesthetician, to treat damaged skin autonomously by delivering, for example, micro-needling to the skin. The micro-needling catalyzes the natural process of collagen remodeling, consisting of formation of new collagen, elastin, and vascularization in the papillary dermis, similar to the effect of laser treatments.

We expect our robotic system to eliminate many of the common errors that occur during handheld procedures, such as over- or under- exposure of the needles or energy-based instruments that can have terrible cosmetic results and even injure the patient. In addition, our system is being designed to continuously adjust treatment parameters, such as penetration depth, time, and energy in order to individualize the outcome based on our algorithms. Our robotic system has been designed and developed through a seamless collaboration of the surgeon, the engineer and the scientist. Since the medical robotic industry has progressed greatly in miniaturization, adaptability and lower costs, we believe that the Avra “brains” technology component can lead to dramatic opportunities in all of medicine.

The advantages of robotizing already FDA approved aesthetic devices are many. In contrast to a human using a handheld device, our aesthetics robotic system has the potential to perform each and every procedure with unsurpassed precision without constraint of age, proficiency, experience or fatigue. Likewise, in many skin related treatments the amount of energy delivered, distance and/or depth of the instrument to, or into, the skin, and treating only the affected area are critical to the outcome. The robotic system can maintain these parameters with unparalleled accuracy. The system can also replicate the same procedure time and again precisely. Delivery of certain aesthetic treatments by robotic systems is believed to be the most efficient option, requiring fewer visits per patient while increasing patient throughput — a benefit for patients and practitioners alike.

Advantages of using our medical robotic approach to procedures include:

●	Reduced cost per treatment.

●	Better treatment accuracy.

●	Better treatment outcomes.

●	Increased patient throughput and revenue generation for the physician.

●	Easier multi-platform integration.

●	Addresses shortfall of physicians/surgeons.

●	Easier future integration of medical and technological advancements such as molecular biologics.

We believe that our initial medical robotic system for the aesthetics market should find rapid acceptance based on the aforementioned advantages of using the attribute of robotics versus traditional manual applications. Furthermore, there is general acceptance by consumers for fee-for-service cash payments in the facial aesthetics market thereby avoiding medical insurance reimbursement issues. Our medical robotic system utilizes a robotic arm that has 7-degrees of freedom integrated with our proprietary AI-driven control software and algorithms. The robotic arm was designed and built under the required medical device standards of the U.S. Food and Drug Administration (the “FDA”). Our strategy is to integrate the robotic arm with FDA approved devices, which is expected to allow for a more expedited approval of the integrated system. We believe that the FDA approval process will primarily focus upon validation of the medical robotic system’s software control. This could lead to a less onerous, more de-risked regulatory path to approval, particularly if strong preclinical results are achieved. Subsequent to the completion of the FDA preclinical work, estimated to take six months, we believe that we will be able to additionally modify and robotize certain non-invasive instruments that do not require FDA approvals and proceed to the cosmetic treatments marketplace. This action could sharply reduce the time to commercial operations and revenues.

We previously retained the services of The Horizon Phoenix Group (“HPG”), a consulting firm experienced in securing U.S. and foreign regulatory approvals for medical devices, in order to initiate the regulatory process. Working with HPG, we prepared and filed an application with the FDA for our initial medical robotic system and in August 2019 held an initial pre-collaboration meeting with the FDA. We believe that this is the first of a series of meetings where the Avra system and its regulatory requirements will be discussed in ever-increasing specificity. This should allow for a more focused regulatory process, saving both resources and time. The robotic arm that we intend to utilize for our system has already been granted approval in the EU and received a CE mark. We have begun implementing a quality and regulatory system that will serve as the foundation for U.S., Canadian, European, Australian, Japanese, and Brazilian market access for our medical robotic system. The Medical Device Single Audit Program(“MDSAP”), which we plan to employ, is a single inspection that, when completed, is expected to support market access to these six most important medical device marketplaces.

Since 2016, we had a research partnership with the University of Central Florida (“UCF”) to develop a prototype intelligent medical robotic system. UCF is recognized particularly for its work in the area of medical robotic research and design, with a focus on the guidance systems. Avra has paid UCF a one-time fee for outright ownership of work developed by UCF in the collaboration. The Research Agreement was extended several times and expired on April 30, 2021. To further the depth of our research and development we also began a partnership in 2021 with Florida Polytechnic University and are actively working with them on developing our system. Avra recently brought in two Associate Professors and a graduate to join Avra’s engineering development team. Effective October 11th, 2021 Avra executed a Sponsored Student Project Agreement which includes two payments of $8,030 each covering Fall semester in 2021 and Spring semester in 2022.

On September 10, 2019, we entered into a collaborative research and development agreement with Infinite Mind, LLC, now known as Avra Air, LLC (“Avra Air”). Avra Air is in the business of developing computerized systems for robot operation and automation employing software and AI for applications in various industries and has more recently expanded to the development of air sanitizing devices to help address such pathogens as COVID-19. Our CEO is also an owner of Avra Air. Avra Air, with the use of Avra’s facilities and cooperation of Avra personnel, will seek to develop software and AI systems for robots that are relevant to the field of medical treatment or diagnostics. As part of the collaboration, Avra Air has granted Avra an exclusive, worldwide, full paid-up, perpetual, royalty-free license to commercialize any technology (including any patents) developed by Avra Air individually or jointly with Avra during the term of the agreement as well as existing technology of AVRA AIR in the field of medical robotics. This license survives termination of the agreement.

On November 6, 2020, AVRA made an investment of $210,000 in Avra Air which was made with $40,000 in cash and the balance by the issuance to Avra Air of 472,222 restricted shares of our common stock valued at $0.36 per share. In exchange for the investment. Avra received (a) a 49.8% limited liability company membership interest in Avra Air; and (b) the remaining 50% of a vehicular air sterilization provisional patent that Avra did not yet control. In addition, Avra also agreed to pay Avra Air a royalty payment of $1.50 per vehicular air sterilization kit for two years from the date that a first kit that uses the patent is sold. On December 22, 2020, the Company issued 472,222 shares of its common stock towards the acquisition of its interest in Avra Air. Avra Air has recently built a prototype portable air de-contaminant system which it plans to market soon.

Our senior leadership team and advisory boards have broad and deep experience in clinical practice, medical research, innovation and development in the medical robotics field. We believe that our team, which has been active in the medical robotics field for many years, brings the necessary skills and experience to develop and commercialize intelligent medical robotic systems, as well as in marketing, supply chain management, and the implementation of all other aspects of our planned business operations.

We believe we can rapidly develop and commercialize its initial medical robotic system in the aesthetic skin resurfacing market because of the following advantages and progress made to date, including:

●	Our team is experienced in medical robotic engineering.

●	We are working in conjunction with preeminent physicians, engineers and scientific institutions.

●	We have substantially completed the design phase and are ready to complete a final, integrated prototype for the regulatory approval process which has been initiated.

●	Our robotic arm was built under the required medical device standards of the FDA and has already received a CE Mark in Europe.

●	Our strategy is to integrate the robotic arm with FDA approved devices for skin resurfacing, which we anticipate will allow for a more expedited regulatory approval, with the FDA approval process primarily focused upon validation of the medical robotic system’s software control. We held a pre-collaboration meeting with the FDA in August 2019, which should allow us to better focus on only the meaningful required activities, saving both resources and time.

●	We have begun implementing a quality and regulatory system that will serve as the foundation for U.S., Canadian, European, Australian, Japanese, and Brazilian market access for AVRA’s medical robotic system. MDSAP, which we plan to employ, is a single inspection that, when completed, is expected to support market access to the six most important medical device marketplaces.

●	We believe that our treatment-independent medical robotics platform system will be compatible with currently and yet to be approved end-effectors and/or surgical tools enabling rapid entry into the skin resurfacing and other markets with new and improved devices.

Medical Robotic and Skin Rejuvenation Markets

The United States is expected to see a shortage of nearly 122,000 physicians by 2032 as demand for physicians continues to grow faster than supply, according to new data published by the AAMC (Association of American Medical Colleges). This trend is unfortunately being seen in the rest of the world as well. The World Health Organization (“WHO”) estimates that there is a global shortage of 4.3 million physicians, nurses, and other health professionals. The shortage is often starkest in developing nations due to the limited numbers and capacity of medical schools in these countries.

One solution that is expected to mitigate this shortage will be the growing use of robotic systems for both their ability to be used remotely by the doctor (i.e. a doctor could, from a central location, cover anywhere in the world given proper connectivity), but also for their ability to increase the efficiency of existing practitioners. The ever-growing high cost of healthcare is also a driver for the growth in the use of robotic systems.

Advantages of using medical robotics include:

●	Reduced cost per treatment

●	Better treatment accuracy

●	Better treatment outcomes

●	Increase patient throughput

●	Easier multi-platform integration

●	Addresses shortfall of physicians/surgeons

The concept of using a robot in surgical procedures became a practical reality in 2000, when the FDA approved the da Vinci® robotic system, introduced to the market by Intuitive Surgical, Inc. (“ISRG”). For years, ISRG was essentially the sole company manufacturing and marketing robotic devices for use in the rapidly emerging field of robotic assisted, minimally invasive surgery.

Today, the U.S. is the leader in robot-assisted surgery. However, other countries are fast followers, having already recognized both the need and the promise of such technologies. The development of surgical robotics is motivated by the desire to enhance the effectiveness of a procedure by coupling information to action in the operating room or interventional suite and transcend human physical limitations in performing surgery and other interventional procedures, while still affording human control over the procedure. Two decades after the first reported robot assisted surgical procedure, surgical robots are now being widely used in the operating room. According to Kenneth Research, the worldwide medical robotics market is projected to reach $11.36 billion by 2023, expanding at a compound annual growth rate (“CAGR”) of 12.6% during 2018–2023.

According to Kenneth Research, North America is currently the world’s largest market for medical robotics, holding an over 40% market share as of 2019, with significant growth expected in the coming years.

Growth in North America is driven by a few factors including the high rate of adoption of these new technologies and the growing demand for more precise, less invasive, and safer surgical methods. The overall growth of this industry is driven by the rising demand for these technologies, the growing and aging population, as well as increasing healthcare expenditures.

Due to the growth in robotics for medical applications over the last several years, the medical robotics space has seen increasing mergers and acquisitions activity and we expect this to continue for the foreseeable future. Some recent examples include:

●	Medtronic’s acquisition of Mazor Robotics in September 2018 for $1.6 billion.

●	Johnson & Johnson’s acquisition of Auris Health in February 2019 for $5.75 billion (Johnson & Johnson is now a shareholder of Avra through its ownership of Auris Health, which was one of the founding shareholders of Avra.

●	Stryker’s acquisition of Orthoscape in March 2019 for $220 million.

●	Intuitive Surgical’s acquisition of Schölly Fiberoptic’s robotic endoscope business in July 2019 for an undisclosed sum.

●	Siemens Medical Solutions’ acquisition of Corindus Vascular Robotics in August 2019 for $1.1 billion.

Similar to growth in the use of medical robots in various procedures, the demand for skin rejuvenation procedures is also rapidly growing, which is a primary reason why we chose the skin rejuvenation market as our initial point of entry into the medical robotics field. According to a research letter published by Jama Network, in 2016, the total number of dermatology providers was 13,365 (10,845 dermatologists and 2,520 dermatology physician assistants). The global medical aesthetic market is expected to reach $16.7 billion by 2022, with North America remaining the largest single market.

According to the National Laser Institute, between 2000 and 2018, the total number of non-surgical cosmetic treatments performed increased by 228% with 15.9 million non-surgical cosmetic treatments performed in 2018. The National Laser Institute also estimated that over $16.5 billion was spent in the U.S. on cosmetic procedures in 2018.

According to a research study by Persistence Market Research, the global market for skin rejuvenation is projected to reach a CAGR of 8.7%. By region, the North American and Asian Pacific excluding Japan (“APEJ”) regions reflect high potential in the years to come. The North American region is expected to dominate the global market as it is estimated to be the largest and highly attractive for skin rejuvenation. The North American skin rejuvenation market is estimated to reach a CAGR of 9.4% at its peak.

Most products designed to improve the appearance of the skin do not repair the skin itself; rather, they cover and hide scarring and blemishes temporarily. Wrinkles also are challenging as the skin ages and are hard to cover over. Some current treatments aim to slow or forestall the development of wrinkles, but with questionable effectiveness. Micro-needling and laser treatments are two common ablative procedures currently in use today for skin resurfacing, specifically focused on tone, texture and skin tightening. Other platforms include radiofrequency, ultrasound, cryolipolysis, and a multitude of laser frequencies that are available to practitioners.

Micro-needling is used to treat and improve conditions like acne scarring, fine lines and wrinkles, loose skin, skin texture, pore size, brown spots, stretch marks, and pigment issues. It is also called skin needling, collagen induction therapy (“CIT”), and percutaneous collagen induction (“PCI”). Most anyone can have the procedure performed, as long as they do not have any active infections, lesions, or any known wound healing problems.

Micro-needling is typically performed in a series of four to six sessions, spaced about a month apart. During the procedure, a topical anesthetic is applied, and then stainless-steel micro-needles are inserted into the skin to cause microinjuries or punctures. The damage caused by the needles encourages the body to send healing agents (elastin and collagen) to the punctures to repair them. According to a 2008 study, skin treated with four micro-needling sessions spaced one month apart produced up to a 400% increase in collagen and elastin six months after completing treatment.

Laser resurfacing also can shrink wrinkles, even eliminating small wrinkles, by removing the outer layer of skin, allowing new skin to form. While simple, this procedure can be painful. Laser resurfacing works by burning off skin; skin can reach 1500°F (800°C) in the process of being removed, and adjacent areas of skin can approach 400°F. Unsurprisingly, general anesthesia is often required. Open wounds are created and healing may take up to three weeks. Skin redness may persist for three months, during which the skin is particularly sensitive to UV light. Other risks of laser resurfacing include scarring, changes in skin pigmentation and bacterial infection. Most, if not all, of the more severe adverse effects of laser resurfacing treatments are due to errors in the application of the treatment. Applying the laser too close to the skin, for too long on one area of the skin, and at the wrong settings, are just some examples of human errors for this procedure. Robotizing this procedure could reduce, if not eliminate, these human errors.

A recent study by Yongsoo Lee, M.D., co-CEO and co-founder, Oh and Lee Medical Robot, Inc., in South Korea, presented at the American Society for Laser Medicine and Surgery meeting held in April 2017, comparing the improvements in the evenness of laser irradiation using a robot versus manual irradiation found the robot-guided treatment to be much more accurate than the human hand, achieving superior outcomes. Results of the study showed that robotic irradiation demonstrated consistency in distances between beams and distribution in fractions at both 30 and 10 Hz frequencies and was significantly superior to manual irradiation in the ratio of area covered by beams to regions of interest, distances between beams, and distribution in fractions at each frequency. The investigators concluded the robot-guided treatment to be superior to the manually guided treatment.

“As an aesthetic dermatologist myself, I can appreciate that virtually all doctors would welcome the robot-guided treatments, as valuable time can be saved in the busy practice. That saved time can then be invested in other patients and procedures, allowing physicians to see more patients per day. Moreover, due to the heightened precision of robotic-guided treatments, cosmetic treatments are much safer with a significantly reduced chance of adverse events occurring such as burns and spotty hypopigmentation,” Dr. Lee said.

Technology Overview

Current robots used in surgery are under the direct control of a surgeon — the so-called “Master-slave system”, often in a teleoperation scenario in which a human operator manipulates a master input device and the patient-side robot follows the input. There is no autonomy. Traditional minimally invasive surgical robots provide the surgeon with a higher degree of dexterity inside the body, eliminate operator tremor, scale down operator motions to a fraction of normal distances, and provide a very intuitive connection between the operator and the instrument tips. The surgeon can cut, cauterize, suture and reconstruct tissue with accuracy equal to or better than that of invasive open surgery. A surgical system contains both robotic devices and real-time imaging devices to visualize the operative field during the course of surgery.

The use of robotics in medicine inherently involves physical interaction between caregivers, patients, and robots — in all combinations.

Developing user-friendly physical interfaces between humans and robots requires all the classic elements of a robotic system: sensing, perception, and action. A great variety of sensing and perception tasks are required, including recording the motions and forces of a surgeon to infer their intent, determining the mechanical parameters of human tissue, and estimating the forces between a robot and a moving patient. The reciprocal nature of interaction means that the robot will also need to provide useful feedback to the human operator, whether that person is a caregiver or a patient. We need to consider systems that involve many human senses, the most common of which are vision, haptics (force and tactile), and sound. A major reason why systems involving physical collaboration between humans and robots are so difficult to design well is that, from the perspective of a robot, humans are extremely uncertain and dynamic.

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

In addition, the loop is often closed with both human force and visual feedback, each with its own errors and delays that can potentially cause challenges in a human-robot system. Given these problems, how does one guarantee safe, collaborative and useful physical interaction between robots and humans? To date, no existing systems provide the user with an ideal experience of physically interacting with a robot. Device design and control are essential to the operation of all medical and health robots, since they interact physically with their environment.

Accordingly, one of the most important technical challenges is in the area of mechanisms. Miniaturization is challenging in large part because current electromechanical actuators (the standard because of their desirable controllability and power to weight ratio) are relatively large. Biological analogs (e.g., human muscles) are far superior to engineered systems in terms of compactness, energy efficiency, low impedance, and high force output. Interestingly, these biological systems often combine “mechanisms” and “actuation” into an integrated, inseparable system. Goals for systems that achieve high dexterity at any scale will naturally differ greatly depending on the medical application (e.g. surgery, rehabilitation, and prosthetics).

We are focusing on truly innovative technology that is in line with current applications, but delivers an innovative approach. We are integrating image-guidance with navigation, AI, and organ-targeting to bring a system that is truly diverse and multi-dimensional. Having identified limitations in the predominantly non-autonomous robotic systems, we propose a disruptive model, which considers design and development through a seamless collaboration of the surgeon, the engineer and the scientist.

The core of the design and engineering of our medical robotic system is the AI-driven robotic arm navigation and guidance software which permits the system to autonomously guide a medical, surgical grade robotic arm and end-effector for safer and more effective treatment of patients. Our initial medical robotic system is designed to perform minimally invasive, surgical facial corrections using a micro-needling device for skin resurfacing. We plan to quickly follow this up with a laser end-effector, a tool useable for various skin resurfacing procedures. This modular approach should allow us to quickly adopt future technologies and instruments with only minor adaptations to the end-effectors and surgical tools approved for use.

The key technology in our system is the Avra Intelligent Instrument Guidance Software (“AIIGS”), an image-guided robotic guidance system that receives real-time 3D images, live sensor inputs from various subsystems to calculate precise orientation of the arm and end-effector over the patient in real-time during a procedure, ultimately allowing precision delivery of treatment to any area of the human body that is beyond the capabilities of a human being, and which should allow for more optimal and consistent treatments. The various image capture and sensor subsystems are outlined below and include, 2D image capture, 3D image capture and tracking, distance sensors, and touch sensors. We expect the AIIGS capability should then be relatively easily employed to support other surgical procedures beyond skin resurfacing, such as skin and wound care, drug delivery, tattoo removal, cellulite reduction, biopsies and Mohs surgery, to name a few.

In the case of facial micro-needling, through our proprietary intuitive graphic user interface, the doctor will be able to acquire a high-resolution depth map of the patient’s face and superimpose a trajectory map over Aesthetic Regions-of-Interest (“AROIs”). The doctor would then accept the suggested treatment protocol or assign specific micro-needling parameters to each AROI. AIIGS will autonomously control the arm and end-effector to follow a predetermined path based on the doctor’s specified parameters for each AROI, and continuously calculate the current and desired position over the sequential AROIs to ensure the precise treatment parameters are met. It will also reorient the end-effector so it is perpendicular to each AROI to ensure optimal application of micro-needling injection, and with the precise pressure needed, accounting for patient movement in real-time.

Our medical robotic subsystems modules are outlined below. Areas of continuous development work include AI, DL, and medical robotic safety guidelines.

While we plan to continue to develop our own custom robotic arm we are using an existing robotic arm that has been specifically developed under medical device standards and that meets all of our requirements for a robotic arm. The robot is classified as a lightweight robot and is a jointed-arm robot with seven axes. All drive units and current-carrying cables are routed inside the robot. Every axis contains multiple sensors that provide signals for robot control (e.g. position control and impedance control) and that are also used as a protective function for the robot. Every axis is monitored by sensors: axis range sensors ensure that the permissible axis range is adhered to, torque sensors ensure that the permissible axis loads are not exceeded, and temperature sensors monitor the thermal limit values of the electronics.

Our medical robotic system requires high levels of accuracy and repeatability. Repeatability is a measure of the ability of the robot to consistently reach a specified point in 3D space (X, Y, Z). Accuracy is a measure of the distance error between the commanded point and the achieved point. Accuracy can be improved with external sensing, for example proximity, vision system or infra-red.

For skin resurfacing, technological improvements in motors, materials and in high resolution imaging allow for the use of robotic devices to assist the surgeon to autonomously treat damaged skin. Presently, we are not aware of any commercially available robotic devices designed for this application.

Application of Artificial Intelligence and Deep Learning

Artificial intelligence, or AI, refers to software technologies that make a robot or computer act and think like a human. Some software engineers state that it is only artificial intelligence if it performs as well or better than a human. In this context, when we talk about performance, we mean human computational accuracy, speed, and capacity.

Artificial intelligence includes the development of computer systems that can perform tasks that normally require human intelligence. Speech recognition, decision-making, visual perception, for example, are features of human intelligence that artificial intelligence may possess. Translation between languages is another feature.

Humans can “learn as we go along.” In other words, learn from experience. Machines with AI can also do this, which we call machine learning. A neural network is an example of machine learning.

A broad definition of a Deep Learning (“DL”) solution is the implementation of algorithms and techniques that endow machines with the ability to autonomously acquire the skills for executing complex tasks effectively letting robots acquire their own skills over time.

The term “learning” can be equated to an optimization process. Optimizing an objective that reflects the actual fitness of the behavior at accomplishing a specific task, such as a robot learning optimal trajectory, where the objective is to traverse a predetermined trajectory in a timely, safe and efficient manner. Telling our AIIGS system to find the optimal trajectory is a very high-level objective. This cannot be implemented with simple, static equations that control the robotic arm and end-effector, but with a reinforcement-learning algorithm we can discover the behavioral skills that optimize the goal. We will need to choose a “representation” for a behavioral skill.

A representation could be a trajectory, a sequence of points, a motion. The robot could traverse to a specific point, but will do so from its current pose. What if you ask it to go to the same point from a different starting pose? The same sequence will not work. It needs to be more flexible to control a more complex movement. This could be in the form of a feedback controller where it looks at the state, applies a function and outputs the action. The more flexible the representation, the greater number of skills can be learned as it relates to a real-world environment.

One choice for a general, flexible representation is a Large Neural Network (“LNN”) that can represent any function; therefore, they can represent any motor skill. It needs more prior knowledge in order to learn. This is where sensor feedback is used and integrated. These can be cameras, tactile sensors, joint encoders that feed into the LNN, reducing the need to engineer specific perceptions and actions for any input modality.

For non-embodied systems such as image processing and speech processing, machine learning has been used and is very successful. This is primarily due to having good supervision. Learning is very successful when you know what the output should be for a given input.

Deep Learning is a typical machine learning method which we intend to use extensively for the perception and intelligent control of our medical robotic system. We intend to apply a DL approach to detect and recognize facial features and use this information to optimally map, code and plan a trajectory over the individual AROIs virtually superimposed over a patient’s face. This is accomplished through “feature” learning. In machine learning and pattern recognition, a feature is an individual measurable property or characteristic of a phenomenon being observed. Choosing informative, discriminating and independent features is a crucial step for effective algorithms in pattern recognition, classification and regression.

DL is typically classified into three categories: supervised learning, unsupervised learning, and reinforcement learning.

●	Supervised learning, the most common form of machine learning, where the error is measured between the actual and desired output and assigned a cost function with the goal being to minimize the cost. Supervised learning can be directly applied to the trajectory the arm and end-effector follows to arrive at a specific AROI. Accumulated data will be analyzed and used in future path trajectories.

●	Unsupervised learning does not assign a cost function, but instead aims to find the hidden patterns, structures or features embedded in the collected data. Unsupervised learning can be applied to the specific sequence of movements the arm and end-effector traverses to arrive at a specific AROI at the proper orientation and at the proper pressure. This varies with each patient’s skin type as well as the curvature and location on the face. For example, prior to firing the needles the micro-needling instrument must approach at a perpendicular angle to the specific AROI and make even and consistent contact with the patient’s skin. Our AIIGS will accumulate this information and apply it to future procedures.

●	In reinforcement learning, a software agent is defined to explore and exploit the space of possible strategies. Feedback in the form of reward or cost from the dynamic environment is referred as the outcome of the chosen action.

With our medical robotic system, some examples of functionality where DL will be employed are:

●	optimal trajectory of the arm and end-effector based on the size and shape of the patient’s head and face;

●	optimal arm manipulation as it traverses the trajectory;

●	efficient and safe arm movements;

●	optimal approach attitude of the micro-needling instrument as it approaches various topographical sections of the patient’s face; and

●	optimal treatment protocols such as depth, energy, time for micro-needling for specific skin types and for each AROI.

Product Description

There are five key elements to our medical robotic system, all of which can potentially generate revenues:

●	Robotic Systems: Standardized robotic arms, precision guidance system, and software controls designed to the needs of doctors and physicians. This includes elements of AI, DL and related algorithms which may have applications to other fields of work beyond medical and may be licensed out in the future.

●	Robotic Tools: Standardized tools that can be modified to cover a wide range of medical procedures. Avra plans to sell its robotic systems while obtaining recurring revenues and high gross margins from its tools, which will need to be replaced, just as they are in the handheld versions, for each individual procedure.

●	Maintenance: Service contracts supporting ongoing operation and simplified so that much of the support can be performed remotely.

●	Education and Training: Remote and on-site training programs for surgeons, aestheticians, hospitals and medical support staff.

●	Software: Updates to both the software and algorithms.

Regulatory Strategy

Our products and operations will be subject to extensive regulation in the U.S. by the FDA and by similar agencies in other countries or regions in which we may market our medical robotic systems. In order to smooth our market entry a comprehensive regulatory strategy has been devised where we create robust preclinical and clinical data supporting our product’s claims and proving the Avra Medical Robotic Arm is safe and will perform as intended. We plan to employ four tiers of tightly interrelated activities. The specific undertaking in each of the tiers will be coordinated in advance with each regulatory jurisdiction where we intend to offer the product line for sale (the U.S., Canada, the European Union, Brazil, Japan and Australia). The four tiers are:

1. Preclinical testing of the system (the controller, the computer, the arm and the end-effector.) Preclinical testing encompasses testing without using the device on human subjects. Key facets of preclinical testing are electrical safety, EMC and EMI testing; integration testing of the system elements and the development of a clinical training program.

2. Software involves all elements of the arm’s operations. The documentation required to demonstrate safety and effectiveness is comprehensive. Each task within a process is mapped and controlled. A risk matrix is established to guide the software development and also to play the pivotal role in verification, validation and testing.

3. Proof of concept testing follows preclinical and software. In proof of concept we demonstrate the arm and its end-effector operation and that even someone with little robotic experience can successfully use the arm within the indications for use and for the purposes intended. A three-stage demonstration will be undertaken first on animals of various sizes and weights; then on human cadavers of various sizes and weights and finally on a small cohort of human subjects. Each stage must be successfully completed before the next stage is undertaken. The final stage (human proof of concept testing) will be under the supervision of an Institutional Review Board (“IRB”) or similar ethics committee.

4. The strength of our testing to date has two aims — address all aspects of risk and second to minimize the size and expense of a human clinical trial. It is our belief that any remaining element of risk or uncertainty will only require a small sample size (50 or less). Regardless of the sample size the human clinical trial shall have a performance endpoint and a safety endpoint that will serve as milestones to measure the outcome.

To support our ongoing compliance the company plans to become registered to the requirements of EN ISO 13485, the U.S.FDA QSR, ANVISA from Brazil, TGA from Australia, Health Canada, Japanese MHLW and CE Marking under new Medical Device Regulations. To achieve this with minimal expense, we plan to use a Medical Device Single Audit Program (“MDSAP”) Auditing Organization that is also a European Notified Body.

Unless an exemption applies, each medical device that we intend to market in the U.S. must first receive either “510(k) clearance” or “Premarket (PMA) approval” from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval can be more costly, lengthy and uncertain. It generally takes from one to three years or even longer.

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

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or devices deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction.

PMA application must provide preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with cGMP and QSR requirements, which include elaborate testing, control, documentation and other quality assurance procedures. During the FDA’s review, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to comply with specific conditions or to supply specific additional data or information in order to secure final PMA approval.

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

A clinical trial may be required to support a 510(k) submission and generally is required for a PMA application. Such trials generally require an Investigational Device Exemption, or IDE, application be approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an insignificant risk device eligible for more abbreviated IDE requirements. The IDE must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the FDA and the appropriate institutional review boards at the clinical trial sites approve the IDE. Trials must be conducted in conformance with FDA regulations and institutional review board requirements.

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with safety and quality regulations in those countries. These regulations, including the requirements for approval or clearance and the time required for regulatory review, vary from country to country.

To expedite securing approvals to market, we initially retained the services of HPG, a consulting firm experienced in securing U.S. and foreign approvals to market medical devices. HPG prepared and filed an application with the FDA for our initial medical robotic system and participated in the initial pre-collaboration meeting with the FDA in August 2019. This is the first of a series of meetings where the Avra system and its regulatory requirements will be discussed in ever-increasing specificity. We believe that this should allow us to closely focus on only the meaningful activities saving both resources and time. The robotic arm we will utilize for our system has already been approved in the EU and received a CE mark. The Company has begun implementing a quality and regulatory system that will serve as the foundation for U.S., Canadian, European, Australian, Japanese, and Brazilian market access for our medical robotic system. The Medical Device Single Audit Program, which we are employing, is a single inspection that, when completed, is expected to support market access to these six most important medical device marketplaces.

Our regulatory strategy has been designed so that once the first treatment is approved then following treatments, such as those using lasers, should enjoy a much quicker time to approval. Our expected timeline may change depending on available resources and FDA response times.

We plan to be registered via the MDSAP in accordance with the requirements of the U.S. FDA, Health Canada, Australian TGA, MHLW Japan, ANVISA of Brazil and the EU Medical Device Regulation, and plan to have completed integration testing for the system (controller, computer, arm, cabling, end-effector and the software) for at least two medical systems within two years of receipt of required funding.

Depending upon the terms of our agreement with the FDA on the need for and depth of proof of concept and clinical trial testing we believe that we should have completed the proof of concept and human clinical trial portion within one year of our agreement with them. We would then hold market clearances for our robotic system from the U.S. FDA, Health Canada, and CE Marking under the European Medical Directive. At around the same time, we believe that we will have made substantial progress toward market clearances in Australia, Japan and Brazil.

Manufacturing and Sources of Supply

We plan to initially assemble our systems in our own facilities and will only begin using contract manufacturers when the volume of systems being sold becomes sufficiently large to justify outsourcing. Most of the components used in our initial medical robotic system consist of existing hardware technologies relatively easily available from multiple sources. We will then make any required modifications to allow them to be assembled on site. Recent advances in such manufacturing techniques as 3D printing should allow us to do so relatively quickly. The software integration into our initial medical robotic system, calibration and testing is expected to be done on site as well. We have already identified potential manufacturers for the modified end-effectors, such as the microneedling tool, and other components we will integrate into the system.

Intellectual Property

Our proprietary software and algorithms are expected to be one of the greatest value drivers for the Company. The software and AI links all our robotic system’s various sensors, systems and tools and allows them to work seamlessly together to complete procedures autonomously given the treatment parameters provided by the operator.

To date, we have submitted six provisional patents which, upon further review internally with our IP counsel, were subsequently combined into one (1) international utility patent application. This consolidation brought together the various parts of our AIIGS. In addition, it included broad device claims involving the combination of a navigation system, sensors, a variety of end-effectors, and the robotic arm. The national stages of the international patent application were then submitted in the U.S. in July 2018 and in Brazil in December 2018. In April 2018, we also submitted a U.S. design patent application, specifically applied to the robotic arm segment housing. This design patent application was subsequently filed in Canada in October 2019.

We intend to continue filing, as necessary, patent applications in the U.S., as well as in other jurisdictions where we intend to market our products and where the dates of our initial patent applications will give us a right of priority.

We also expect to accumulate a tremendous amount of data as needed for its AI and DL systems. This should result in continuous improvements in patient outcomes. This proprietary data should not only be of value to Avra, but may also be of value to third parties in the aesthetics world.

Research Partnership with UCF

Effective as of May 2016, we entered into a Research Agreement with UCF (the “Research Agreement”) establishing a research partnership for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections. Pursuant to the Research Agreement, UCF provided personnel for the development of prototype navigation and control software for the robotic medical device and the integration of all the necessary subcomponents. UCF engineering doctoral students under the direction of Professor of Electrical Engineering Zhihua Qu assisted Avra with its research and development efforts in autonomous medical robotics pursuant to the Research Agreement, which was extended several times and finally expired in April 2021. We provided funding of $163,307 for the project, which was supplemented by a $68,952 matching funds grant from the Florida High Tech Corridor Council. In addition, Avra paid UCF $43,548 for outright ownership of work developed by UCF in the collaboration.

Competition

The development and commercialization of medical devices is highly competitive. We will compete with a variety of multinational companies and specialized medical device companies, as well as technology being developed at universities and other research institutions.

As our technology would replace current handheld solutions, our natural competition would be existing manufacturers of those handheld devices such as Hologic’s Cynosure, Syneron Medical, and Lumenis. The current aesthetics device market is fragmented with no single company dominating the sector, particularly in the laser and micro-needling segments. Based on our research and communications with the FDA, we are not currently aware of any companies developing an autonomous robotic approach to aesthetics procedures.

As our strategy includes building a robotic platform system that would work with any handheld device, we are not tied to any particular treatment or device and could potentially partner with manufacturers of any particular end-effector technology versus competing with them. This strategy also ensures that our aesthetics solutions never become outdated as we would only need to adapt emerging end-effector instrumentation and technology to our robotic system.

Employees

As of the date of this report the Company has four full-time and six part-time employees, including certain executive officers. We also rely on independent third-party consultants to perform additional services as needed. As we implement our business plan and subject to the availability of capital, additional employees will be hired to meet the needs of our growth. We currently have agreements with several individuals, particularly in the software, artificial intelligence and engineering disciplines, who are currently working on a part-time basis, but will become full-time Avra employees upon financing.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1924, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently does not own any properties but leases an office from UCF at 3259 Progress Drive, Suite 112A, Orlando, FL 32826 under a lease expiring July 31, 2022, at a rental of $2,082.64 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From July 2018 through September 2018, our common stock traded on the OTCPink tier of the over-the counter market operated by OTC Markets Group, Inc. From September 2018 until September 2020, our common stock traded on the OTCQB tier of the over-the-counter market and from September 2020 until September 2021, our common stock again traded on the OTCPink tier of the over-the-counter market. As a result of the death of the principal of our independent registered public accounting firm in December 2019 and the subsequent cessation of that firm’s operations, we temporarily ceased filing our periodic reports under the Exchange Act. Accordingly, commencing September 28, 2021, our common stock commenced trading on the Expert Market. The filing of this report is part of our efforts to become current in our Exchange Act filings and have our common stock traded on the OTCPink or OTCQB tiers of the over-the counter market, although there is no assurance that we will be able to do so.

The trading symbol for our common stock is AVMR. Regardless of which market our common stock has traded on, the trading market for our common stock has been sporadic and extremely limited. There can be no assurance that a liquid public trading market for our shares will develop or if developed, that it will be sustained

Holders of our Common Stock

As of February 18, 2022, we had 37,808,805 shares of common stock issued and outstanding and 175 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,761,111 shares	(1)	$0.609	6,238,889 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	3,761,111 shares	(1)	$0.609	6,238,889 shares	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

During 2019, the Company issued and sold the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On January 4, 2019, 115,050 shares at a value of $1.25 per share were issued for services rendered.

On April 1, 2019, 95,050 shares at a value ranging from $1.25-$2.41 per share were issued for services rendered.

On July 1, 2019, 79,672 shares at a value ranging from $1.25-$2.76 per share were issued for services rendered.

On August 28, 2019, 600,000 shares at a value ranging from $1.25-$2.00 per share were issued for services rendered. On December 1, 2019, the Company canceled 250,000 restricted shares of the Company’s common stock that were previously issued under the Stock Award letter dated August 28, 2019.

All the above securities were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and/or Regulation D thereunder.

Item 6. [Reserved]

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

The following table provides selected financial data about our Company at December 31, 2019 and December 31, 2018:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2019	2018

Cash	$28,474	$35,716
Total Assets	$132,524	$145,434
Total Liabilities	$1,195,782	$368,471
Total Stockholders’ Deficit	$(1,063,258)	$(223,037)

To date, the Company has relied on debt and equity raised in private offerings to finance operations and no other source of capital has been identified or sought. If we experience a shortfall in operating capital we could be faced with having to limit our research and development and marketing activities.

Year ended December 31, 2019 as compared to year ended December 31, 2018

Revenues. We had no revenues during the years ended December 31, 2019 and December 31, 2018.

Research and Development Expenses. Research and development expenses for 2019 were $60,874, as compared to $27,125 for 2018, primarily reflecting efforts with respect to work on building the company’s prototype system.

General and Administrative Expenses. We incurred $752,018 in general and administrative expenses during the year ended December 31, 2019, as compared to $404,188 for the year ended December 31, 2018. The increase is due primarily to an increase in development related work.

Other Income (Expenses). We incurred a net negative $(19,741) of other expenses during 2019, as compared to other income of $58 during 2018. The net negative number is primarily attributable to interest expenses.

Net Loss. We incurred a net loss of $(3,385,973) for 2019 as compared to a net loss of $(960,322) for 2018. The increase in net loss is primarily due to an increase in compensation expenses.

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

During the period from inception (February 4, 2015) through December 31, 2019, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, from February 2019 thru December 30th 2019, the Company obtained eleven loans from Barry F. Cohen, our Chief Executive Officer totaling $352,500. The loans were due 12 months from funding date and did not bear interest. All of these loans were subsequently repaid in full via conversions into restricted company shares including one loan for $100,000 which was used to exercise an Option for 1,000,000 shares held by Mr. Cohen.

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

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level reasonable assurance level in that:

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	80	Chief Executive Officer. Acting Chief Financial Officer and Director
Dr. Ray Powers	74	Chief Operating Officer
Farhan Taghizadeh, M.D.	48	Chief Medical Officer
Alen Sands York	89	Director
Ettore Tomasetti	80	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Barry F. Cohen founded the Company and has served as its Chief Executive Officer and a director since February 4, 2015. Between 2006 and 2008, Mr. Cohen was a private investor and founded AVRA Surgical, Inc., a medical technology company. Prior to founding AVRA, Mr. Cohen was a director of Dualis Med-Tech from 2012 to 2014 and has been a director of AvraMiro since 2009 and Avra Surgical Robotics, Inc. since 2011, which companies are currently inactive. From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984 to 1985. Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., an NASD (n/k/a FINRA) member firm from 1983 to 1999. Mr. Cohen has over 50 years’ experience in managing private and public industrial companies, and 47 years’ experience as a securities executive. This significant experience qualifies Mr. Cohen to serve as a director.

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

Alen Sands York who became a Director on March 1, 2020, has over sixty years of entrepreneurial and international business experience. From managing a third-generation family home textile company in the USA and Germany to diverse ventures in advertising, public relations, international marketing, automotive and marine industries, industrial design, motion pictures, restaurants, wine and spirits. He is multilingual, an artist, published author and poet. He has worked in the USA, Cuba, Mexico, Japan, the UK, Hong Kong, the Philippines, and Germany. His family has a medical background and for the last ten years has been dedicated to the development of surgical robotics internationally. We believe that Mr. York’s business experience makes him a valuable member of our Board of Directors.

Mr. Ettore Tomassetti who became a Director on March 1, 2020, has over fifty-five years of experience in Electromechanical Design and Fabrication, Food Processing, Building Sciences and Customer Service. After several years of Military Service, he went on to managing/directing a variety of service and manufacturing companies. His business acumen allowed him to secure contractual agreements with commercial and retail businesses in Germany, Canada, Mexico, UK and throughout the Caribbean Islands. For the past five years he has been involved in the design and fabrication of medical robotic instruments and air sanitizing devices. Given his experience, we believe that Mr. Tomassetti is well qualified to serve as a Director of the Company.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, we believe that our two non-employee directors (Messrs. York and Tomassetti) are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act.

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

Medical Advisory Board

The Company has also established a medical advisory board, whose members meet periodically in person or by telephone with management and/or the board of directors to advise on scientific, product development and marketing matters. The current members of the medical advisory board are:

Dr. Nikhil L. Shah, D.O., who served as a director of the Company from October 1, 2016 until March 1, 2018, at which time he stepped down from such position and became the Company’s Chief Strategy Officer until March 1, 2020, at which time he stepped down as an executive officer of the Company, but continued in the role of the Company’s Chief Strategy Officer on an advisory basis. Dr. Shah is one of the top global leaders in robotic surgery and is currently the Chief of Minimal Access and Robotic Surgery at Piedmont Healthcare in Atlanta, GA. He previously served as the Director of Urology and Urologic Oncology at Piedmont Atlanta Hospital from 2012 to 2016. He holds an Associate Professor (adjunct) at the Georgia Institute of Technology in the College of Computing — Robotics & Intelligent Machines. Prior positions also include the Section Chief of Urology, Department of Surgery, Saint Joseph’s Hospital of Atlanta, and the Director of Robotic Surgery, Saint Joseph’s Hospital of Atlanta. Dr. Shah is founder and board member of the Men’s Health & Wellness Center in Atlanta. This is a 501(3)(c) non-profit that works to educate men on screening and prevention for all health issues affecting the aging male as well as awareness of cancer conditions affecting men and their partners. Given his experience, he has been an invited speaker and advisor for organizations in the financial arena, academia and medical device Industry. Dr. Shah has a Bachelor’s of Science (B.S.) degree in Neurobiology from the University of Michigan in Ann Arbor, a Master’s in Health Management & Health Policy from the University of Michigan in Ann Arbor, and his Doctor of Osteopathic Medicine (D.O.) degree from the Kirksville College of Osteopathic Medicine.

Dr. Vipul Patel, M.D., is Medical Director of the Global Robotics Institute at Florida Hospital. Founder of the Society of Robotic Surgery, Dr. Patel has personally performed the most robotic surgeries in the world, 12,000+ robotic prostatectomies. He is the editor emeritus of The Journal of Robotic Surgery and editor of the first-ever robotic urology textbook. He is a professor of urology at the University of Central Florida, College of Medicine in Orlando, Florida, and a clinical associate professor of urology at Nova Southeastern University, also in Orlando. He is the founder of the International Prostate Cancer Foundation and a founding member of the Society of Robotic Surgery. He serves as an honorary professor at the University of Milan, Korea University and Ricardo Palma University in Lima, Peru, and was recently made an honorary professor of the Russian Academy of Science. Dr. Patel received his Bachelor of Science degree in Biological Science from the University of Southern California, Los Angeles, California and his Medical Degree from Baylor College of Medicine, Houston, Texas.

Dr. Juan Jose Badimon, Ph.D., is a Professor of Medicine and Director of the Atherothrombosis Research Unit at the Cardiovascular Institute, Mount Sinai School of Medicine, New York. His academic appointments include the Mayo Clinic, Massachusetts General Hospital, Harvard University, Boston, and Mount Sinai School of Medicine, New York. His major research interests are focused on pathogenesis and treatment of atherothrombosis and cardiovascular diseases. Dr. Badimon has published more than 370 peer-reviewed articles in athero-thrombosis, imaging and cardiovascular diseases. He serves as reviewer for 10 of the top journals in cardiovascular diseases. Dr. Badimon holds a Pharmacy degree from the University of Barcelona and a Ph.D. degree in Pharmacology from the University of Barcelona.

Dr. Heywood Y. Epstein, M.D., was Chief Resident in Radiation Therapy at Montefiore Hospital in the Bronx, NY, Assistant Professor of Radiology at Columbia Physicians and Surgeons, New York University, Mount Sinai Medical School in New York City, and SUNY at Stony Brook on Long Island. While in the U.S. Public Health Service (“USPHS”) he was both Director of Staten Island Radiology Residency Program, Director of their Radiology Technologist Training Program, and USPHS radiation safety officer for the Northeast United States. Dr. Epstein helped establish NYU’s first ultrasound section in their Radiology Department and has co-authored 25 articles for juried journals. Dr. Epstein has performed approximately 10,000 angiograms and interventional radiographic procedures, in addition to another 10,000 breast biopsies guided by ultrasound, and stereotactically Dr. Epstein holds a bachelor’s degree in biology from Harvard University and received his Medical Degree from State University of New York.

Dr. Jochen Binder, M.D., was the first physician worldwide to perform a daVinci® prostate surgery in 2000, and in 2005 Dr. Binder received Recognition of the First daVinci® Prostatectomy, European Robotic Urology Symposium ERUS, Geneva. His live surgeries have been televised via global viewing. He is a published author and the subject of many articles and reviews. He was Chief of the Urology Department at Universitatsklinikum Frankfurt am Main, Klinik fur Urologie und Kinderurologie and Kantonsspital, Frauenfeld, Switzerland. He is currently with Klinik Seeschau Kreuzlingen, Klinik Hirslanden Zurich, Spital Mannedorf and Klinik Uroviva Bulach. Dr. Binder has a Professor Doctorate (PD) from the University of Frankfurt and received his Medical

Degree from the University of Glessen, Germany.

Members of the medical advisory board are compensated through the grant of a stock option awards under our 2016 Incentive Stock Plan. Except for Dr. Shah, current members each received a five-year option to purchase 36,000 shares at an exercise price equal to fair market value as of the date of grant, 6,000 shares of which vested upon grant and the balance of which vest in twelve quarterly installments of 2,500 shares each, subject to continued service. Dr. Shah received a five-year option to purchase 108,000 shares at an exercise price equal to fair market value as of the date of grant vesting in thirty-six monthly installments of 3,000 shares each, subject to continued service.

Scientific Advisory Board

The Company has also established a scientific advisory board, whose members meet periodically in person or by telephone with management and/or the board of directors to advise on scientific, product development and marketing matters. Set forth below is a brief description of the background and business experience of the current members of our scientific advisory board.

Andrew M. Economos, Ph.D., initially worked in the aerospace computing industry in Los Angeles, and after some years moved to Princeton to work in RCA’s Sarnoff Labs. From there he went to RCA subsidiary company NBC in New York, where he was Vice President of Management Information Services, managing the immense computing needs of NBC. From there he founded and led a highly successful broadcast software company, Radio Computing Services, which he sold in 2006 to Clear Channel Communications (now iHeartMedia). He has served on The New York Botanical Garden’s Science Committee and Corporation Board, the Board of Selby Gardens in Sarasota, and the Board of the Science Committee of Westchester Community College. Dr. Economos earned his M.S in Mathematics at the University of Florida and his Ph.D. in Mathematical Statistics at UCLA.

Fred Nazem, Ph.D., has been building highly disruptive, industry-leading healthcare and technology companies since the late 1970’s. He is best known as the turnaround specialist who, as Chairman, led the successful reorganization of Oxford Health Plans, which was later sold to United Healthcare for more than $6 billion. A number of his start-up ventures, including Cirrus Logic Inc., Bluebird Bio, and Genesis Health Ventures, have grown to become billion-dollar enterprises and more than a dozen of them have achieved multi-billion-dollar revenue status. A scientist turned financier, Mr. Nazem holds a bachelor’s degree in biochemistry from Ohio University, a master’s degree in physical chemistry from the University of Cincinnati, and an MBA in finance from Columbia University.

Bijan Safai, M.D., D.Sc., was trained in internal medicine and dermatology at NYU Medical School and completed a fellowship in immunology at Memorial Sloan Kettering Cancer Center (“MSKCC”). He continued his career at MSKCC where he established a dermatology program to include research, education and patient care.  During his tenure, he developed programs for the management of various skin cancers, lymphoma of the skin and Kaposi’s Sarcoma. Dr. Safai has a bachelor’s degree from the University of Tehran, Iran, a Medical Degree from Tehran University School of Medicine in Iran and a Doctor of Medical Sciences (D.Sc.) in immunology from the University of Gutenberg, Sweden.

Members of the scientific advisory board are compensated through the grant of a stock option awards under our 2016 Incentive Stock Plan. Current members each received a five-year option to purchase shares at an exercise price equal to fair market value as of the date of grant, subject to continued service.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2019, and December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen, Chairman	2019	180,000	0	0	750,000	938,584	0	0	6,000	1,124,584
and Chief Executive Officer(1)	2018	180,000	0	0	0	0	0	0	6,000	186,000

Ray Powers, Chief	2019	0	0	0	0	0	0	0	0	0
Operating Officer	2018	0	0	0	0	0	0	0	0	0

Farhan Taghizadeh, M.D.,	2019	0	0	76,000	0	0	0	0	0	0
Chief Medical Officer(2)	2018	0	0	60,000	0	0	0	0	0	0

Nikhil Shah, M.D.,	2019	0	0	300,000	0	0	0	0	0	0
Chief Strategy Officer(3)	2018	0	0	300,000	250,000	0	0	0	0	0

(1)	Pursuant to a conversion agreement with the Company, $39,000 in accrued but unpaid salary due Mr. Cohen at December 31, 2017 was converted into 19,500 shares of our common stock in 2018. As of December 1, 2019 Mr. Cohen was granted an option for 750,000 shares all vesting immediately. Per Mr. Cohen’s renewed employment agreement dated July 1, 2020, he was granted an option for 1,000,000 shares all vesting immediately.

(2)	Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under our 2016 Incentive Stock Plan and a grant of 5,000 shares under our 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity. As of May 1, 2019, the 5,000 shares per month was increased to 7,000 shares per month. As of September 15, 2020 the shares per month was reduced back to 5,000 per month.

(3)	Dr. Shah became our Chief Strategy Officer on March 1, 2018, at which time he was awarded a stock grant of 300,000 shares, with 60,000 of those shares vesting on each yearly anniversary of his employment date, as long as he remains employed by the Company. On May 1, 2018, Dr. Shah was awarded an option for 250,000 shares of common stock under our 2016 Incentive Stock Plan vesting in equal monthly installments over 36 months. On April 15, 2019, Dr. Shah was awarded a stock grant of 300,000 shares, with 100,000 of those shares vesting on each yearly anniversary of the award date, as long as he remains employed by the Company. Dr. Shah was granted an option for 108,000 shares on March 1, 2020 vesting in equal monthly installments over 36 months. Dr. Shah stepped down as an executive officer effective March 1, 2020, but has continued as our Chief Strategy Officer in an advisory capacity.

Employment and Service Agreements

The Company is party to an employment agreement with Barry F. Cohen, its Chief Executive Officer. Mr. Cohen’s employment agreement currently expires June 30, 2024 and provides for a base salary currently set at $15,000 per month. The employment agreement also provides for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains confidentiality and non-competition provisions. We are also party to “at will” service agreements with our Chief Medical Officer, Dr. Farhan Taghizadeh and our Chief Operating Officer, Ray Powers.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2019.

	Number of Securities Underlying	Number of Securities Underlying			Number of	Market value of shares of stock
	Unexercised Options Exercisable	Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Shares that have not vested	that have not vested*

Barry F. Cohen	1,000,000	1,000,000	$0.10	08/15/2021	0	0
Barry F. Cohen	750,000	750,000	$1.00	12/1/2024	0	0
Dr. Ray Powers	75,000	75,000	$0.10	08/15/2021	0	0
Farhan Taghizadeh, M.D.	36,000	36,000	$0.15	10/01/2021	0	0
Nikhil L. Shah, D.O.(1)	102,361	102,361	$0.15	10/01/2021	0	0
Nikhil L. Shah, D.O.(1)	138,889	250,000	$1.25	05/01/2023	111,111	59,361

(1)	Dr. Shah stepped down, as an executive officer effective March 1, 2020.

Compensation of Directors

Our directors did not receive compensation for their services as such for the year ended December 31, 2019.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Incentive Stock Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2016 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock, or 3,115,117 shares as of December 31, 2019. In August 2019, the Board of Directors and a shareholder majority increased the shares reserved under the 2016 Incentive Stock Plan to 10,000,000 shares of our common stock. As of the date of this filing, we have granted options to purchase 5,966,000 shares under the 2016 Incentive Stock Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 2,903,000 shares in stock grants. As of December 31, 2019, the Company has granted options to purchase 3,761,111 shares under the 2016 Incentive Stock Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 2,631,000 shares in stock grants.

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

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*
Barry F. Cohen (1)	8,618,738	38.99
Avra Acquisitions, LLC	2,937,700	13.29
Dr. Ray Powers(2)	95,000	**
Farhan Taghizadeh , M.D.(3)	185,000	**
Alen Sands York
Ettore Tomasetti
All directors and executive officers as a group (six persons)	12,481,577	56.46

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.
**	Less than 1%.

(1)	Includes 8,618,738 shares owned by Mr. Cohen directly of which 1,750,000 are shares issuable upon the exercise of stock options, and 2,937,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.
(2)	Includes 95,000 shares owned by Dr. Powers directly of which 75,000 are shares issuable upon the exercise of stock options.
(3)	Includes 185,000 shares owned by Dr. Taghizadeh directly of which 36,000 are shares issuable upon the exercise of stock options. In addition, Dr. Taghizadeh has a grant for 63,000 shares that are still vesting.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,761,111 shares	(1)	$0.609	6,238,889 shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	3,761,111 shares	(1)	$0.609	6,238,889 shares	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We describe below transactions since January 1, 2018, to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ending December 31, 2019; and any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation — Outstanding Equity Awards at Year-End” for a description of these stock options.

We are party to an employment agreement with our Chief Executive Officer, which, among other matters, provides for certain severance and change in control benefits. See the section titled “Executive Compensation— Employment Agreement” for a description of this agreements.

During 2018, compensation owed the late A. Christian Schauer, our former Chief Financial Officer and former director for the period from January 1, 2018, until his resignation as an executive officer on February 28, 2018, was converted into 9,000 shares of our common stock during 2018.

In December 2018, the Company obtained loans from Barry F. Cohen, our Chief Executive Officer, A. Christian Schauer and a non-affiliated shareholder, in the principal amounts of $15,000, $20,000 and $15,000, respectively. The loans were due December 31, 2019 and did not bear interest, other than the loan obtained from the non-executive shareholder, which bore interest at the rate of 4% per annum, payable upon maturity. The loans from Mr. Cohen and Mr. Schauer were converted into restricted company shares and the non-affiliated shareholder loan was paid back in full.

From February 2019 thru December 30th 2019, the Company obtained 11 loans from Barry F. Cohen, our Chief Executive Officer totaling $352,500. The loans were due 12 months from funding date and did not bear interest. All of these loans were subsequently repaid in full via conversions into restricted company shares including one loan for $100,000 which was used to exercise an Option for 1,000,000 shares held by Mr. Cohen.

On April 15, 2019 Dr. Shah, the Company’s Chief Strategy Officer, was issued a performance bonus in the form of a Stock Grant in the amount of 300,000 restricted common shares per a vesting schedule. 100,000 shares vested on each yearly anniversary.

On December 1, 2019 the Board of Directors issued a bonus to Mr. Cohen as allowed under his Employment Agreement in the form of an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00.

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

Item 14.  Principal Accounting Fees and Services.

BF Borgers CPA PC. (“Borgers”) is our current independent registered public accounting firm. De Leon & Company, P.A. (“De Leon”) was our independent registered public accounting firm for 2018.

Audit Fees

Aggregate audit fees billed by Borgers and De Leon for the years ended December 31, 2019 and December 31, 2018 were $12,000 and $37,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Borgers or De Leon for the years ended December 31, 2019 and December 31, 2018.

Tax Fees

There were no tax fees billed by Borgers or De Leon for the years ended December 31, 2019 and December 31, 2018.

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

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)*
10.2	Research Agreement with the University of Central Florida(1)
10.3	Employment Agreement with Barry F. Cohen(1)*
10.4	Form of Director Appointment Agreement(1)
10.5	Code of Ethical Conduct(1)
10.6	Form of Indemnification Agreement(1)*
10.7	Form of 7.5% Convertible Promissory Note due June 30, 2017*
10.8	Conversion Agreement between the Company and Barry F. Cohen(3)
10.9	Collaborative Research and Development Agreement between the Company and Infinite Mind, LLC(3)
10.10	Service Agreement between the Company and Dr. Ray Powers(3)
10.11	Service Agreement between the Company and Dr. Farhan Taghizadeh(3)
10.12	Unsecured Promissory Note dated December 31, 2018, made by the Company in favor of Barry F. Cohen(3)
10.13	Unsecured Promissory Note dated February 6, 2019, made by the Company in favor of Barry F. Cohen(3)
10.14	Unsecured Promissory Note dated May 8, 2019, made by the Company in favor of Barry F. Cohen(3)
10.15	Unsecured Promissory Note dated May 29, 2019, made by the Company in favor of Barry F. Cohen(3)
10.16	Unsecured Promissory Note dated June 26, 2019, made by the Company in favor of Barry F. Cohen(3)
10.17	Unsecured Promissory Note dated July 19, 2019, made by the Company in favor of Barry F. Cohen(3)
10.18	Unsecured Promissory Note dated August 26, 2019, made by the Company in favor of Barry F. Cohen(3)
31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer(3)
32.1	Section 906 Certification by Chief Executive Officer and Acting Chief Financial Officer(3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 16, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-234060) and incorporated herein by reference.
(4)	Filed herewith.
*	Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: February 22, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer, Acting Chief	February 22, 2022
Barry F. Cohen	Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Alen Sands York	Director	February 22, 2022
Alen Sands York

/s/ Ettore Tomassetti	Director	February 22, 2022
Ettore Tomassetti

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AVRA Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AVRA Medical Robotics, Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

February 15, 2022

AVRA MEDICAL ROBOTICS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,474	$35,716
Other prepaid expenses and deposit	6,290	5,830
Total Current Assets	34,764	41,546

EQUIPMENT:
Equipment	119,592	44,592
Accumulated depreciation	(34,954)	(9,252)
Total Equipment, net	84,638	35,340

OTHER ASSETS:
Intellectual Property	-	43,548
Website	36,122	36,000
Accumulated amortization	(23,000)	(11,000)
Total Other Assets, net	13,122	68,548

TOTAL ASSETS	$132,524	$145,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$141,417	$10,020
Accrued compensation	492,825	317,825
Accrued expenses	104,040	10,626
Notes payable - related party	367,500	15,000
Promissory notes	90,000	15,000
Total Current Liabilities	1,195,782	368,471

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value, No shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 21,857,218 and 21,007,446 shares issued and outstanding December 31, 2019 and 2018, respectively	2,186	2,101
Common stock liability Common stock to be issued, 128,909 and 70,050 shares, $.0001 par value at December 31, 2019 and 2018, respectively	254,564	81,312
Additional paid in capital	4,549,058	2,176,643
Accumulated deficit	(5,869,066)	(2,483,093)
Total Stockholders’ Deficit	(1,063,258)	(223,037)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,524	$145,434

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
Revenue	$-	$-

OPERATING EXPENSES
Research and Development	60,874	27,125
Compensation Expense	2,509,792	529,068
General and Administrative	752,018	404,188
Impairment Loss	43,548	-
Total Operating Expenses	3,366,232	960,380

OTHER INCOME AND (EXPENSES)
Interest Earned	7	58
Interest Expense	(19,748)	-
Total Other Income and (Expenses), net	(19,741)	58

Loss before income tax taxes	(3,385,973)	(960,322)

Income tax provision	-	-

NET LOSS	$(3,385,973)	$(960,322)

Loss per common share - basic and diluted	$(0.16)	$(0.05)

Weighted average common shares outstanding
- basic and diluted	21,535,656	20,863,980

 The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(3,385,973)	$(960,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,702	19,463
Impairment loss	43,548	-
Stock compensation expense	1,070,369	76,005
Stock issued for services	1,732,177	501,188
Cancellation of stock	(312,500)
Non-cash interest warrants	16,221	-
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	(460)	4,627
Accounts payable and accrued expenses	374,811	(84,249)
Net Cash Used in Operating Activities	(424,105)	(443,288)

INVESTING ACTIVITIES:
Website costs	(122)	(14,400)
Equipment acquisition	(50,000)	(9,168)
Net Cash Used in Investing Activities	(50,122)	(23,568)

FINANCING ACTIVITIES:
Proceeds from notes payable related party	352,500	15,000
Proceeds from promissory notes	75,000	15,000
Proceeds from sale of common stock for cash	-	20,000
Proceeds from exercise of stock options	39,485	-
Net Cash Provided by Financing Activities	466,985	50,000

DECREASE IN CASH AND CASH EQUIVALENTS	(7,242)	(416,856)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	35,716	452,572

CASH AND CASH EQUIVALENTS - END OF YEAR	$28,474	$35,716

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$3,527	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Related party accrued expenses converted into common stock	$-	$39,000
Stock issued for website	$-	$21,600
Stock issued for equipment	$-	$31,250
Equipment acquisition included in accounts payable	$25,000	$-

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Common Stock to be Issued		Additional	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Paid-In Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	-	$-	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	-	-	-	-	76,005	-	76,005
Sale of stock	16,000	2	-	-	19,998	-	20,000
Stock issued for services	327,200	33	65,050	81,312	419,842	-	501,187
Related party accrued expenses converted to common stock	19,500	2	-	-	38,998	-	39,000
Net loss						(960,322)	(960,322)

BALANCE AT DECEMBER 31, 2018	21,007,446	2,101	65,050	81,312	2,176,643	(2,483,093)	(223,037)

Stock based compensation expense	-	-	-	-	1,070,369	-	1,070,369
Stock warrants	-	-	-	-	16,221	-	16,221
Stock issued for services, net	889,772	89			1,507,597	-	1,507,686
Exercise of stock options	210,000	21	-	-	39,464	-	39,485
Common stock issuable for services	-	-	63,859	173,252	51,239	-	224,491
Cancellation of stock	(250,000)	(25)	-	-	(312,475)	-	(312,500)
Net loss	-	-	-	-	-	(3,385,973)	(3,385,973)

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,038	$(5,869,066)	$(1,063,258)

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – COMPANY AND BASIS OF PRESENTATION

Organization

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

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized sales through December 31, 2019. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At December 31, 2019, the Company’s stockholders’ deficit was $1,063,258 which raises substantial doubt about the Company’s ability as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2019 and 2018, $0 were in excess of the FDIC insured limit.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU also required expanded disclosures relating to the nature amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective January 1, 2018, the first day of the Company’s fiscal year. For these reasons, the adoption of this ASU did not have a significant impact on the Company’s financial statements

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. The revenue recognition policies as enumerated below reflect the Company’s accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

Equipment

Equipment is recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation are as follows:

Equipment -5 years straight-line

Intangibles

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined

The Company purchased existing Intellectual Property from the University of Central Florida. Management regularly assesses the carrying value of the intellectual property to determine if there has been any diminution of value.

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

Stock Compensation Expense

The Company recognizes stock based compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Forfeitures are accounted for as they occur.

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

Basic and Diluted Loss per Share

In accordance with ASC Topic 260 “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The Company has stock options, warrants, and convertible promissory notes that may be converted to outstanding potential common shares.

Fair Value of Financial Instruments

Our financial instruments consist principally of amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents, accounts payable and promissory notes approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements

Compensation- Stock Compensation

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company did not adopt the standard effective January 1, 2019, utilizing the lessor practical expedient. On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for ASC 842, to give implementation relief. Under the FASB’s new framework, two “buckets” were defined, bucket 1 includes public companies that are SEC filers but excludes “Small Reporting Companies” (SRC’s). Bucket 2 includes all other entities, including SRC’s. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

On December 31, 2018, the Company borrowed $15,000 under a non-interest bearing promissory note from a related party. The note matured on December 31, 2019 and was extended to December 31, 2020 (see Note 9).

On February 6, 2019, the Company borrowed from its CEO, $17,500 under a non interest bearing promissory note which matures on February 6, 2020 and was extended to December 31, 2020 (see Note 9).

On May 8, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 8, 2020 and was extended to December 31, 2020 (see Note 9).

On May 29, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 29, 2020 and was extended to December 31, 2020 (see Note 9).

On June 26, 2019, the Company borrowed from its CEO, $40,000 under a non interest bearing promissory note which matures on June 26, 2020 and was extended to December 31, 2020 (see Note 9).

On July 19, 2019, the Company borrowed from its CEO, $50,000 under a non interest bearing promissory note which matures on July 19, 2020 and was extended to December 31, 2020 (see Note 9).

On August 26, 2019, the Company borrowed from its CEO, $100,000 under a non interest bearing promissory note which matures on December 26, 2019. This was extended to January 5, 2020 at which time these funds were used to exercise his Option for 1,000,000 shares at $0.10 per share.

On October 11, 2019, the Company borrowed from its CEO, $30,000 under a non interest bearing promissory note which matures on March 11, 2020 and was extended to December 31, 2020 (see Note 9).

On November 14, 2019, the Company borrowed from its CEO, $7,000 under a non interest bearing promissory note which matures on November 14, 2020 and was extended to December 31, 2020 (see Note 9).

On December 3, 2019, the Company borrowed from its CEO, $3,000 under a non interest bearing promissory note which matures on December 3, 2020.

On December 6, 2019, the Company borrowed from its CEO, $30,000 under a non interest bearing promissory note which matures on December 6, 2020.

On December 30, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on December 30, 2020.

NOTE 4 – PROMISSORY NOTES

On December 31, 2018, the Company borrowed $15,000, with interest payable annually at 4%, maturing on December 31, 2019.

During January 2019, the Company borrowed $20,000 under a non interest bearing promissory note which matures on December 31, 2019, this amount was converted to 13,334 shares of common stock in 2020.

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

The above March 2019 warrants were valued at $16,221 using the Black-Scholes model. This amount was used to discount the notes and was amortized over the life of notes. As of December 31, 2019, the remaining discount balance was $-0-.

During the years ended 2019, 2,643,635 warrants, were valued at $51,740 and expensed as stock compensation.

NOTE 5 – INCOME TAXES

Income tax (provision) benefit for the year ended December 31, 2019 and 2018 was $-0-. The effective tax rate for both periods was 27%. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of December 31, 2019 and 2018, the Company had $3,202,719 and $2,268,430 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. federal and state of Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

The components of income (loss) before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income (loss) before income taxes	$(3,385,973)	$(960,322)
Computed tax at federal statutory rate of 21%	$(711,054)	$(201,668)
State taxes at 6%, net of federal benefit	(160,495)	(45,519)
Permanent differences	631,486	52,164
Adjustment to valuation allowance	240,486	195,023
Other items, net	—	—
Provision (benefit) from income taxes	$—	$—

The provision (benefit) from income taxes in the consolidated statements of operations consists of the following:

Year ended December 31,	2019	2018
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	$(196,201)	$(159,110)
State	(44,288)	(35,913)
Adjustment to valuation allowance	240,486	195,023
Provision (benefit) from income taxes	$—	$—

As of December 31, 2019 and 2018, the components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2019 Deferred tax	2018 Deferred tax
	Assets (Liabilities)	Assets (Liabilities)

Net operating loss carry forward	$824,380	$583,894
Valuation allowance	(824,380)	(583,894)
Totals	$—	$—

The Company’s deferred tax assets at December 31, 2019 and 2018 consist of net operating loss carry forwards of $3,202,719 and $2,268,430, respectively. Using the federal statutory tax rate of 21% along with the state tax rate of 6% net of Federal tax benefit, the valuation allowance balance as of December 31, 2019 and 2018, totaled of $824,380 and $583,894, respectively. The increase in the valuation allowance balance for the year ended December 31, 2019 of $240,486 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2019 and 2018, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

On February 23, 2018, the board of directors of AVRA authorized the issuance of an aggregate of 218,000 shares of AVRA’s common stock (the “Shares”) as follows:

●	150,000 Shares at a value of $1.25 per Share, to six consultants and service providers for services rendered through December 31, 2017;

●	35,000 Shares, at a value of $1.25 per Share, to Farhan Taghizadeh, M.D., the Company’s Chief Medical Officer, for services rendered during the period September 1, 2017 to December 31, 2017; and

●	19,500 and 13,500 Shares, at a value of $2.00 per Share, to Barry F. Cohen and A. Christian Schauer, our Chief Executive Officer and its former Chief Financial Officer, respectively, pursuant to Conversion Agreements with each of such officers, under which they converted all December 31, 2017 accrued but unpaid compensation due them under their respective employment agreements with the Company into the Shares.

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

On January 4, 2019, 115,050 shares at a value of $1.25 per share were issued for services rendered.

On April 1, 2019, 95,050 shares at a value ranging from $1.25-$2.41 per share were issued for services rendered.

On July 1, 2019, 79,672 shares at a value ranging from $1.25-$2.76 per share were issued for services rendered.

On August 28, 2019, 600,000 shares at a value ranging from $1.25-$2.00 per share were issued for services rendered. On December 1, 2019, the Company canceled 250,000 restricted shares of the Company’s common stock that were previously issued under the Stock Award letter dated August 28, 2019.

NOTE 7 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted the 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant. On August 1, 2019, the Board increased the plan to 10,000,000 shares of common stock.

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

For the year ended December 31, 2019 and 2018, 210,000 and -0- options were exercised, respectively. Non-vested Options for 97,639 shares were forfeited during March 2018.

On December 1, 2019, the Company granted to its majority shareholder options to purchase 750,000 common shares of the Company at an exercise price per share will be $1.00. All shares will immediately vest, and the Option will expire five years from the date of issuance.

At December 31, 2019 and 2018 options representing 3,276,669 shares and 2,243,250 shares were vested or exercisable, respectively.

All options issued to-date expire after five years from the issue date. Except for the option for 1,750,000 shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the years ended December 31, 2019 and 2018, $1,088,854 and $76,005 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $294,771 as of December 31, 2019. This amount will be recognized over a period of 33 months expiring September 30, 2022.

The grant date fair value of options granted during the year of 2018 and 2019 were estimated on the grant date using the Black-Scholes model with the following assumptions: Expected volatilities are based on the average volatilities of six similar companies; fair market values are calculated using the implied share values of recent company financings or OTC closing prices for that day, whichever is more suitable; risk-free rate used was 2%. For options granted May 1, 2018, the following factors were used; volatility 62.16%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted July 1, 2018, the following factors were used; volatility 31.34%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted February 1, 2019: Volatility 50.58%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted April 1, 2019: Volatility 48.52%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted August 1, 2019: Volatility 62.43%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted October 1, 2019: Volatility 48.57%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted December 1, 2019: Volatility 61.91%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding on January 1, 2018	144,000	$1.25	2.75 Years
Granted	0	$-
Exercised/Cancelled	0	$-	-
Outstanding at December 31, 2018	144,000	$1.25	1.75 Years
Granted	37,500	$1.25	2.25 Years
Exercised/Cancelled	0	$-	-
Outstanding at December 31, 2019	181,500	$1.25	1.85 Years

The Company determined the grant date fair value of the options granted during the years ended December 31, 2019 and 2018 using the Black Scholes Model and the following assumptions:

	2019	2018
Expected Volatility	49% to 62%	31% to 62%
Expected Term	3 Years	3 Years
Risk Free Rate	2%	2%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2019 and 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	2,571,750	$0.13	3.68	$2,888,525
Granted	325,000	$1.25	4.37	-
Exercised/Forfeited	97,639	$0.15	-	-
Outstanding as of December 31, 2018	2,799,111	$0.27	2.87	$7,651,575
Exercisable as of December 31, 2018	2,243,250	$0.21	2.22	$6,289,810
Outstanding as of January 1, 2019	2,799,111	$0.27	2.87	$7,651,575
Granted	1,172,000	$1.36	4.83	-
Exercised/Forfeited	210,000	$0.10	-	-
Outstanding as of December 31, 2019	3,761,111	$0.61	2.81	$1,973,594
Exercisable as of December 31, 2019	3,276,667	$0.43	2.58	$1,973,594

The following table summarizes stock option information as of December 31, 2019:

Exercise Price	Outstanding	Weighted Average Life (Yrs.)	Exercisable
$0.10	1,492,000	1.55	1,492,000
$0.15	742,111	1.72	742,111
$1.00	780,000	4.81	774,167
$1.25	325,000	3.35	213,889
$2.00	422,000	4.64	54,500
	3,761,111		3,276,667

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Intellectual property

Effective May 1, 2016, the Company entered into a Research Agreement (the “Research Agreement”) with the University of Central Florida (“UCF” or the “University”) for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections.

The Agreement provides that the University will provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to September 30, 2017. Effective May 1, 2016, the research agreement with the University of Central Florida was extended to April 30, 2021.

The Company agreed to extend funding of $163,307 from AVRA’s existing funds.

On May 16th, 2016, AVRA paid $43,548 for outright ownership of the University’s Intellectual Property resulting from the collaboration, which amount is shown as Intellectual Property. Management has assessed the carrying value of the asset at December 31, 2019 and has recorded an impairment loss in the amount of $43,548 for the year ended December 31, 2019.

For the years ended, December 31, 2019 and 2018, no amounts were paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which provided the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

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

Commencing January 1, 2019, the Company entered into a consulting agreement with an IR/PR Company whereby compensation will be $1,500 per month for six months. During third quarter 2019, these services stopped. On July 1, 2019, the Company issued 36,000 restricted common shares as part of the compensation.

Lease

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2018. Effective August 1, 2018 and expiring July 31, 2019, the Company signed a new agreement, with monthly payments of $1,829.25 plus applicable sales tax. Effective August 1, 2019, the Company signed a year lease agreement, which provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $2,454.75 plus applicable sales tax. Either party may cancel the agreement at any time with 30 days’ notice (see Note 10).

For the years ended December 31, 2019 and 2018, rent expense totaled $30,779 and $33,827, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were subsequent events requiring adjustments to or disclosure in the financial statements.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES act was enacted as a response to the COVID-19 outbreak discussed above and is meant to provide companies with economic relief.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

On January 10, 2020, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida business Corporation Act:

On January 3, 2020, the Company borrowed from its CEO, $95,000 under a non interest bearing promissory note which matures on January 3, 2021.

Effective January 15, 2020, the Company amended its August 1, 2019 lease agreement reducing its monthly lease payment to $2,223 plus applicable sales tax. On April 30, 2020, the rent due under our lease agreement had been reduced by 50% for the months of April and May, 2020. On July 17, 2020, the Company signed a lease that was effective August 1, 2020 through July 31, 2021, which provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $1,474.17 plus applicable sales tax. Effective January 1, 2021, the Company signed an amendment which modified the August 1, 2020 agreement, increasing the monthly lease expense to $1,964.74 plus applicable sales tax.

On April 1, 2020, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida business Corporation Act:

●	On March 1, 2020, the Company and its CEO, for Value Received, the undersigned hereby acknowledge and agree that:

1.	Company and Holder entered into the following Promissory Notes (“Notes”) totaling $194,500:

a. $17,500 on February 6th, 2019 that expires on February 6th, 2020.

b. $30,000 on October 11th, 2018 that expires on March 11th, 2020.

c. $25,000 on May 8th, 2019 that expires on May 8th, 2020.

d. $25,000 on May 29th, 2019 that expires on May 29th, 2020.

e. $40,000 on June 26th, 2019 that expires on June 26th, 2020.

f. $50,000 on July 19th, 2019 that expires on July 19th, 2020.

g. $7,000 on November 14th, 2019 that expires on November 14th, 2020.

2.	The Company and Holder agree to extend all the Notes’ due dates for payment of principal and all accrued and unpaid interest to December 31st, 2020.

3.	Upon execution of this Extension, the Company, as an incentive to the Holder for entering into this agreement, will issue to the Holder an Option to purchase 389,000 restricted common shares of the Company at $0.25 per share. The option will be fully vested as of March 1, 2020.

●	During the three months ended March 31, 2020, 37,500 warrants were valued at $51,740 and expensed as stock compensation.

●	On March 31, 2020, the Company borrowed from its CEO, $6,000 under a non interest bearing promissory note which matures on December 31, 2020.

●	On August 21, 2020, the Company borrowed from its CEO, $17,700 under a non interest bearing promissory note which matures on December 31, 2020 (see below). On October 19, 2020, the Company borrowed from its CEO, $11,500 under a non interest bearing promissory note which matures on December 31, 2021. On December 22, 2020, these notes totaling $202,700 along with a payment of $25,000, totaling 227,700 units were all converted into 810,800 shares of common shares and a warrant was issued for 1,013,500 shares with an exercise price of $0.40/share.

●	On May 4, 2020, the Company borrowed from its CEO, $2,500. On June 1, 2020, the Company borrowed from its CEO, $4,000. On June 30, 2020, the Company borrowed from its CEO, $5,000. On July 15, 2020, the Company borrowed from its CEO, $2,000. On July 20, 2020, the Company borrowed from its CEO, $1,000. On August 7, 2020, the Company borrowed from its CEO, $1,200. On August 21, 2020, the Company borrowed from its CEO, $2,000. On August 21, 2020, the Company entered into a non interest bearing promissory note with the total above combined funds of $17,700 which matures on December 31, 2020. This note was then part of the December 22, 2020 conversion (see above).

●	On January 5, 2020, the related party used his $100,000 note to exercise his 1,000,000 options to purchased 1,000,000 shares of the Company’s common stock at $0.10 per share.

The Company originally purchased medical equipment for a total cost of $75,000 which was 100% financed by the seller. After making several payments, the Company settled with the vendor due to issues with equipment, and was relieved of the $25,000 balance owed as of first quarter 2020. The total amount paid of $50,000 represents the actual cost.

Effective July, 1, 2020, the Company entered into an employee agreement with its Chairman and Chief Executive Officer, for a term of 48 months. The employee’s base salary is $15,000 monthly, beginning with the July 2020 payment, which rate shall be inclusive of all claims by the employee for his services. However, employee agrees to accrue his salary from the July 1, 2020 through and including December 2020 and allows the Board of Directors to decide on whether to convert any or all accrued salary into Company restricted common shares. Beginning on the July 1, 2020, normal direct business expenses will be covered, including business class travel on flights over 5 hours. Employee will receive a $500 per month vehicle expense stipend to help mitigate the costs of the frequent travel required to visit the Orlando office and University of Central Florida from the employee’s home. Employee will also be granted an option pursuant to the Company’s Equity Incentive Plan to purchase 1,000,000 restricted shares of the Company’s common stock, with an exercise price of $0.25 per share, and a Start Date of July 1, 2020. All 1,000,000 shares will be fully vested on July 1, 2020.

On November 6, 2020, AVRA made an investment (the “Investment”) of $210,000 in Avra Air, LLC which was made with $40,000 in cash and the balance by the issuance to Avra Air, LLC of 472,222 restricted common shares of AVRA valued at $0.36 per Share. In exchange for the Investment. AVRA received (a) a 49.8% limited liability company membership interest in Avra Air, LLC; and (b) the remaining 50% of a vehicular air sterilization provisional patent that AVRA did not yet control. In addition, AVRA agreed to pay Avra Air, LLC a royalty payment of $1.50 per vehicular air sterilization kit for two years from the date that a first kit that uses the patent is sold. On December 22, 2020, the Company issued 472,222 shares of its common stock towards its acquisition of Avra Air, LLC.

On November 6, 2020, AVRA issued an aggregate 256,027 Units (“Units”) at a price of $1.00 per Unit in a private offering (the “Offering”) to four “accredited investors.” Each Unit consisted of (a) four shares of our common stock (“Shares”); (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share; and (c) a 0.00008749% limited liability company membership interest in Avra Air, LLC (“Avra Air”), a development stage company, which interest may be put to the Company at the option of the investor for a period of two years from issuance, in exchange for one Share. As a result of the foregoing, the investors were issued an aggregate of 1,024,108 Shares, warrants to purchase 1,280,135 Shares and a 22.4% limited liability company membership interest in Avra Air, LLC.

On November 6, 2020, AVRA issued an aggregate of 321,489 Shares as follows:

●	10,000 Shares to its Director Arthur Tomassetti per his prior advisory agreement; and

●	220,489 Shares to seven consultants, advisors, and service providers for services rendered through November 1, 2020; and

●	70,000 Shares to Farhan Taghizadeh, M.D., AVRA’s Chief Medical Officer, for services thru November 1, 2020; and

●	21,000 Shares for a stock option exercised by an investor at an exercise price of $0.10 per Share.

On January 26, 2021, AVRA issued an aggregate 235,000 Units (“Units”) at a price of $1.00 per Unit in a private offering (the “Offering”) to four “accredited investors.” Each Unit consisted of (a) four shares of our common stock (“Shares”); and (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share. As a result of the foregoing, the investors were issued an aggregate of 940,000 Shares, and warrants to purchase 1,175,000 Shares.

On June 3, 2021, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida business Corporation Act:

1.	The Company issued 33,000 shares of restricted common stock required to be issued for services through June 1st, 2021 to Farhan Taghizadeh, per his employment agreement dated September 15, 2020.

2.	The Company issued 10,000 shares of restricted common stock required to be issued to Ettore Tomassetti per his Stock Award dated April 15th, 2019.

3.	The Company issued 160,000 shares of restricted common stock required to be issued to Nikhil Shah per his Stock Grant Award dated April 15, 2019 and his Employment Agreement dated March 1, 2018.

4.	The Company issued 5,600 shares of restricted common stock required to be issued for services through June 1st, 2021 to Maria Carin Bruck, per her services agreement dated October 1, 2018.

5.	The Company issued 3.889 shares of restricted common stock required to be issued for services through June 1st, 2021 to Robert Santangelo, per his services agreement dated February 15th, 2019.

6.	The Company issued 19,445 shares of restricted common stock required to be issued for services through June 1st, 2021 to Vipul Patel, per his services agreement dated September 1st, 2019.

7.	The Company issued 7,000 shares of restricted common stock required to be issued for services through June 1st, 2021 to Henry Gewanter, per his services agreement dated February 10th, 2020.

8.	The Company issued 19,444 shares of restricted common stock required to be issued to Jared Stammel per his Stock Award dated September 1st, 2020.

9.	The Company issued 25,000 shares of restricted common stock required to be issued to Robert Chanson, per his services agreement dated February 20th, 2021.

10.	On October 26, 2020, the Company received a commitment to sell 135,000 units for $135,000. A $25,000 promissory note plus accrued interest of $1,027 was converted towards the commitment for 26,027 units. On May 3, 2021, the Company received $45,000 towards his commitment and the remaining balance is $63,973. The balance is due on or before October 21, 2021.

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT. THE PREDECESSOR AUDITOR HAS NOT REISSUED THE REPORT.

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

Pembroke Pines, Florida

April 10, 2019

AVRA MEDICAL ROBOTICS, INC.
BALANCE SHEETS
AS OF DECEMBER 31,

	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,716	$452,572
Other prepaid expenses and deposit	5,830	10,457
Total current assets	41,546	463,029

EQUIPMENT:	44,592	4,174
Accumulated depreciation	(9,252)	(789)
Total equipment	35,340	3,385

OTHER ASSETS:
Intellectual Property	43,548	43,548
Website	36,000	—
Accumulated depreciation	(11,000)	—
Total other assets	68,548	43,548

TOTAL ASSETS	$145,434	$509,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,020	$6,073
Accrued expenses	328,450	118,046
Stock liability	—	284,750
Due to majority shareholder	15,000	—
Promissory notes	15,000	—
Total current liabilities	368,470	408,869

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 5,000,000 shares authorized, $.0001 par value, No shares issued and outstanding December 31, 2018 and 2017, respectively	—	—
Common Stock, 100,000,000 shares authorized, $.0001 par value, 21,007,446 and 20,644,746 shares issued and outstanding December 31, 2018 and 2017, respectively	2,101	2,064
Additional Paid in Capital	2,176,643	1,621,800
Common Stock Liability	81,313	—
Common Shares to be issued	—	—
Accumulated Deficit	(2,483,093)	(1,522,771)
Total stockholders’ equity (deficit)	(223,036)	101,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$145,434	$509,962

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

AVRA MEDICAL ROBOTICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2018	2017

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(960,322)	$(1,037,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	19,463	789
Stock compensation expense	187,068	265,901
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	4,627	(9,991)
Accounts payable and accrued expenses	509,313	49,418
Stock liabilities payable	(203,437)	284,750
NET CASH USED IN OPERATING ACTIVITIES	(443,288)	(446,856)

INVESTING ACTIVITIES:
Website costs	(14,400)	—
Equipment acquisition	(9,168)	(4,174)
NET CASH USED IN INVESTING ACTIVITIES	(23,568)	(4,174)

FINANCING ACTIVITIES:
Increase (repayment) of shareholder loans	15,000	(21,877)
Increase in promissory notes	15,000	—
Sale of common stock for cash	20,000	677,260
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	655,383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(416,856)	204,353

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	452,572	248,219

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,716	$452,572

Supplemental information of non-cash investing and financing activities:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Noncash financing activities:
Related party accrued expenses converted into common stock	$39,000	$315,187
Related party note payable converted into common stock	$—	$480,000
Stock issued for website	$21,600	$—
Stock issued for equipment	$31,250	$—
Stock issued for services	$367,025	$—

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Subscriptions	Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Number	Amount	Receivable	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2016	19,000,000	$1,900	$—	$128,088	$(485,048)	$(355,060)

Stock based compensation expense	—	—	—	21,429	—	21,429
Sale of stock	568,808	57	—	677,203	—	677,260
Conversion of note payable	960,000	96	—	479,904	—	480,000
Related party accrued expenses converted to common stock	115,938	11	—	267,587	—	267,598
Accrued interest converted into stock warrants	—	—	—	47,589	—	47,589
Net loss					(1,037,723)	(1,037,723)

BALANCE AT DECEMBER 31, 2017	20,644,746	$2,064	$—	$1,621,800	$(1,522,771)	$101,093

Stock based compensation expense	—	—	—	76,005	—	76,005
Sale of stock	16,000	2	—	19,998	—	20,000
Stock issued for services	327,200	33	—	419,842	—	419,875
Related party accrued expenses converted to common stock	19,500	2	—	38,998	—	39,000
Net loss					(960,322)	(960,322)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	$—	$2,176,643	$(2,483,093)	$(304,349)

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

NOTE 7 – INCOME TAXES

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

During January 2019, the Company borrowed $20,000 under a noninterest bearing promissory note which matures on December 31, 2019

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

On February 6, 2019, the Company borrowed from its CEO, $17,500 under a noninterest bearing promissory note which matures on February 6, 2020.

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