Form 10-Q
period 2020-03-31
AVRA Medical Robotics, Inc.
filed 2022-06-30
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(407) 956-2250

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 37,808,805 shares of common stock, $0.0001 par value, of the Registrant issued and outstanding as of June 29, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,120	$28,474
Other prepaid expenses and deposit	2,290	6,290
Total Current Assets	12,410	34,764

EQUIPMENT:
Equipment	98,592	119,592
Accumulated depreciation	(41,312)	(34,954)
Total Equipment, net	57,280	84,638

OTHER ASSETS:
Website	36,122	36,122
Accumulated amortization	(26,000)	(23,000)
Total Other Assets, net	10,122	13,122

TOTAL ASSETS	$79,812	$132,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$116,389	$141,417
Accrued compensation
Accrued expenses	661,251	596,865
Notes payable - related party	368,500	367,500
Promissory notes	25,000	90,000
Total Current Liabilities	1,171,140	1,195,782

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-
Common stock to be issued, _ and _ shares, $.0001 par value at March 31, 2020 and December 31, 2019 , respectively	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 22,992,752 and 21,857,218 issued and outstanding at March 31, 2020 and December 31, 2019 respectively	2,299	2,186
Common stock liability, 83,626 and 128,909 shares, $.0001 par value at March 31, 2020 and December 31, 2019, respectively	83,626	254,564
Additional paid-in capital	4,998,828	4,549,058
Accumulated Deficit	(6,176,081)	(5,869,066)
Total Stockholders’ Deficit	(1,091,328)	(1,063,258)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$79,812	$132,524

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2020	2019
		As Adjusted

Revenues	$-	$-

OPERATING EXPENSES
Research and Development	2,000	24,062
Compensation Expense
General and Administrative	304,671	370,267
Total Operating Expenses	306,671	394,329

OTHER INCOME AND (EXPENSES)
Interest Earned	-	3
Interest Expense	(344)	(1,155)
Total Other Income and (Expenses), net	(344)	(1,152)

Loss before Income Taxes	(307,015)	(395,481)

Provision for Income Taxes	-	-

NET LOSS	$(307,015)	$(395,481)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	22,976,445	21,118,618

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Paid-In Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,038	$(5,869,066)	$(1,063,278)

Stock based compensation expense	-	-	-	-	126,059	-	126,059
Conversion of debt to equity	1,013,334	101	-	-	119,899	-	120,000
Stock issued for services	122,200	12	-	-	203,832	-	203,844
Common stock issuable for services			(13,901)	(170,938)	-	-	(170,938)
Net loss	-	-	-	-	-	(307,015)	(307,015)

BALANCE AT MARCH 31, 2020	22,992,752	$2,299	115,008	83,626	$4,998,828	$(6,176,081)	$(1,091,328)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	65,050	81,312	$2,176,643	$(2,483,093)	$(223,037)

Stock based compensation expense	-	-	-	-	48,372	-	48,372
Stock issued for services	115,050	11	-	-	143,801	-	143,812
Stock warrants	-	-	-	-	16,221	-	16,221
Common stock issuable for services			170,556	23,202			23,202
Net loss	-	-	-	.	-	(395,481)	(395,481)

BALANCE AT MARCH 31, 2019	21,122,496	$2,112	235,606	$104,514	$2,385,037	$(2,878,574)	$(386,911)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2020	2019
		As Adjusted

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(307,015)	$(395,481)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,358	6,514
Stock compensation expense	178,945	131,887
Non-cash interest	-	901
Changes in operating assets and liabilities:
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	64,358	148,493
Net Cash Used in Operating Activities	(50,354)	(107,686)

INVESTING ACTIVITIES:
Equipment acquisition	(4,000)	-
Net Cash Used in Investing Activities	(4,000)	-

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	21,000
Proceeds from related party	101,000	17,500
Proceeds from promissory notes	(65,000)	95,000
Net Cash Provided by Financing Activities	36,000	133,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,354)	25,814

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	28,474	35,716

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,120	$61,530

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$344	$254
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Equipment acquisition included in accounts payable	$-	$-
Related party note payable converted into common stock	$100,000	$-
Promissory note converted into common stock	$20,000	$-
Reduction of account payable and equipment	$25,000	$-

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2020.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At March 31, 2020, the Company’s stockholders’ deficit was $1,091,328 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and 2019, $0 were in excess of the FDIC insured limit.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTY

On December 31, 2018, the Company borrowed $15,000 under a non-interest bearing promissory note from a related party. The note matured on December 31, 2019 and was extended to December 31, 2020.

On February 6, 2019, the Company borrowed from its CEO, $17,500 under a non-interest bearing promissory note which matures on February 6, 2020 and was extended to December 31, 2020.

On May 8, 2019, the Company borrowed from its CEO, $25,000 under a non-interest bearing promissory note which matures on May 8, 2020 and was extended to December 31, 2020.

On May 29, 2019, the Company borrowed from its CEO, $25,000 under a non-interest bearing promissory note which matures on May 29, 2020 and was extended to December 31, 2020.

On June 26, 2019, the Company borrowed from its CEO, $40,000 under a non-interest bearing promissory note which matures on June 26, 2020 and was extended to December 31, 2020.

On July 19, 2019, the Company borrowed from its CEO, $50,000 under a non-interest bearing promissory note which matures on July 19, 2020 and was extended to December 31, 2020.

On October 11, 2019, the Company borrowed from its CEO, $30,000 under a non-interest bearing promissory note which matures on March 11, 2020 and was extended to December 31, 2020.

On November 14, 2019, the Company borrowed from its CEO, $7,000 under a non-interest bearing promissory note which matures on November 14, 2020 and was extended to December 31, 2020.

On March 1, 2020, the Company entered into a promissory notes totaling $194,500 for the above notes, as an incentive to its CEO for entering into this agreement, issued option to purchase 389,000 restricted common shares of the Company at $0.25 per share. The option will be fully vested as of March 1, 2020.

On August 26, 2019, the Company borrowed from its CEO, $100,000 under a non-interest bearing promissory note which matures on December 26, 2019.

On December 3, 2019, the Company borrowed from its CEO, $3,000 under a non-interest bearing promissory note which matures on December 3, 2020.

On December 6, 2019, the Company borrowed from its CEO, $30,000 under a non-interest bearing promissory note which matures on December 6, 2020.

On December 30, 2019, the Company borrowed from its CEO, $25,000 under a non-interest bearing promissory note which matures on December 30, 2020.

On January 3, 2020, the Company borrowed from its CEO, $95,000 under a non-interest bearing promissory note which matures on January 3, 2021.

On January 5, 2020, the related party exercised his option and converted his note of $100,000 into 1,000,000 shares at $0.10 per share.

On March 31, 2020, the Company borrowed from its CEO, $6,000 under a non-interest bearing promissory note which matures on December 31, 2020.

NOTE 4 – PROMISSORY NOTES

On December 31, 2018, the Company borrowed an additional $15,000, with interest payable annually at 4%, maturing on December 31, 2019. This note was paid in full on January 7, 2020.

During January 2019, the Company borrowed $20,000 under a non-interest bearing promissory note which matures on December 31, 2019, this amount was converted to 13,334 shares of common stock in 2020.

On March 11, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 11, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years. This note was paid in full on January 16, 2020.

On March 14, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 14, 2019 and was extended until December 31, 2020. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years.

On March 29, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 29, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years. This note was paid in full on January 21, 2020.

During the three months ended March 31, 2020, 37,500 warrants were valued at $51,740 and expensed as stock compensation.

NOTE 5– INCOME TAXES

The Company’s deferred tax assets at March 31, 2020 consist of net operating loss carry forwards of $3,329,457 Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2019 total of $699,186. The increase in the valuation allowance balance for the three months ended March 31, 2020 of $26,615 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2020 and December 31, 2019, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On January 4, 2019, 115,050 Shares at a value of $1.25 per share were issued for service rendered.

On April 1, 2019, 95,050 shares at a value ranging from $1.25-$2.41 per share were issued for services rendered.

On July 1, 2019, 79,672 shares at a value ranging from $1.25-$2.76 per share were issued for services rendered.

On August 28, 2019, 600,000 shares at a value ranging from $1.25-$2.00 per share were issued for services rendered.

On December 1, 2019, the Company canceled 250,000 restricted shares of the Company’s common stock that were previously issued to you under the Stock Award letter dated August 28, 2019.

During the first quarter 2020, 122,200 shares at a value ranging from $.42-$2.79 per share were issued for services rendered.

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

At December 31, 2019 and 2018 options representing 3,486,667 shares and 2,243,250 shares were vested or exercisable, respectively.

All options issued to-date expire after five years from the issue date. Except for the option for 1,750,000 shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended March 31, 2020 and 2019, $126,059 and $78,372 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $291,876 as of March 31, 2020. This amount will be recognized over a period of 35 months expiring February 28, 2023.

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

For options granted February 1, 2019: Volatility 50.58%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted April 1, 2019: Volatility 48.52%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share.

For options granted August 1, 2019: Volatility 62.43%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

For options granted October 1, 2019: Volatility 48.57%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

For options granted December 1, 2019: Volatility 61.91%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share.

The grant date fair value of options granted during the year of 2020 were estimated on the grant date using the Black-Scholes model with the following assumptions:

For options granted March 1, 2020 the fair market value is $0.45, exercise $0.25, rate 2%, and volatility 39.73%.

Option values are calculated using Black Scholes with the following inputs: expected volatilities are based on the average volatilities of six similar companies; fair market values are calculated using the implied share values of recent company financings or OTC closing prices for that day, whichever is more suitable; risk-free rate used was 2%.

NOTE 8 – COMMITMENTS

Intellectual property

Effective May 1, 2016, the Company entered into a Research Agreement (the “Research Agreement”) with the University of Central Florida (“UCF” or the “University”) for the development of a prototype surgical robotic device supporting minimal invasive surgical facial corrections.

The Agreement provides that the University will provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to September 30, 2017. Effective May 1, 2016, the research agreement with the University of Central Florida has been extended to April 30, 2021. No additional payments to the University were required.

The Company agreed to extend funding of $163,307 from AVRA’s existing funds.

In addition, AVRA has paid $43,548 for outright ownership of the University’s Intellectual Property resulting from the collaboration, which amount is shown as Intellectual Property. Management has assessed the carrying value of the asset at December 31, 2019 and has recorded an impairment loss in the amount of $43,548.

In 2019 and 2018, $-0- had been paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

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

Lease

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2018. Effective August 1, 2018 and expiring July 31, 2019, the Company signed a new agreement, with monthly payments of $1,829.25 plus applicable sales tax. Effective August 1, 2019, the Company signed a year lease agreement, provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $2,454.75 plus applicable sales tax. Effective January 15, 2020, the Company amended its August 1, 2019 lease agreement reducing its monthly lease payment to $2,223 plus applicable sales tax. Either party may cancel the agreement at any time with 30 days’ notice (see Note 15).

NOTE 9 – OTHER MATTERS

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

NOTE 10 – SUBSEQUENT EVENTS

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

On October 26, 2020, AVRA issued an aggregate 256,027 Units (“Units”) at a price of $1.00 per Unit in a private offering (the “Offering”) to four “accredited investors.” Each Unit consisted of (a) four shares of our common stock (“Shares”); (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share; and (c) a put option of their Membership Units in Avra Air LLC for one share of our common stock. As a result of the foregoing, the investors were issued an aggregate of 1,024,108 Shares, warrants to purchase 1,280,135 Shares and put options for 256,027 Shares. One of the accredited investors, per his original commitment, subsequently invested an additional $45,000 on May 3, 2021 in this same Unit funding thus receiving an additional 180,000 Shares, a warrant to purchase 225,000 Shares and a put option for 45,000 Shares.

On August 21, 2020 and October 19, 2020 the Company borrowed from its CEO, $17,700 and $11,500, respectively, under non-interest bearing promissory notes which mature on December 31, 2020 and on December 31, 2021, respectively. These were subsequently converted into shares via the purchase of Units in the following December 22, 2020 funding.

On December 22, 2020 one accredited investor and the CEO invested $25,000 and $202,700, respectively, into 227,700 Units at a price of $1.00 per Unit in a private offering (the “Offering”). Each Unit consisted of (a) four shares of our common stock; and (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share. As a result of the foregoing, they were issued an aggregate of 910,800 Shares, and warrants to purchase 1,138,500 Shares. The CEO used a total of $202,700 of Notes due to him from the Company to purchase these Units.

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

On June 3, 2021, the Board of Directors ratified the following issuances of common stock:

1.	The Company issued 33,000 shares of restricted common stock required to be issued for services through June 1, 2021 to Farhan Taghizadeh, per his employment agreement dated September 15, 2020.

2.	The Company issued 10,000 shares of restricted common stock required to be issued to Ettore Tomassetti per his Stock Award dated April 15, 2019.

3.	The Company issued 160,000 shares of restricted common stock required to be issued to Nikhil Shah per his Stock Grant Award dated April 15, 2019 and his Employment Agreement dated March 1, 2018.

4.	The Company issued 5,600 shares of restricted common stock required to be issued for services through June 1, 2021 to Maria Carin Bruck, per her services agreement dated October 1, 2018.

5.	The Company issued 3.889 shares of restricted common stock required to be issued for services through June 1, 2021 to Robert Santangelo, per his services agreement dated February 15, 2019.

6.	The Company issued 19,445 shares of restricted common stock required to be issued for services through June 1, 2021 to Vipul Patel, per his services agreement dated September 1, 2019.

7.	The Company issued 7,000 shares of restricted common stock required to be issued for services through June 1, 2021 to Henry Gewanter, per his services agreement dated February 10, 2020.

8.	The Company issued 19,444 shares of restricted common stock required to be issued to Jared Stammel per his Stock Award dated September 1, 2020.
9.	The Company issued 25,000 shares of restricted common stock required to be issued to Robert Chanson, per his services agreement dated February 20, 2021.

10.	On October 26, 2020, the Company received a commitment to sell 135,000 units for $135,000. A $25,000 promissory note plus accrued interest of $1,027 was converted towards the commitment for 26,027 units. On May 3, 2021, the Company received $45,000 towards his commitment and the remaining balance is $63,973. The balance is due on or before October 21, 2021. (this later expired without any further payments being made) (this was also covered in paragraph above with regards to the 256,027 Units funding)

In July, 2021 several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 629,375 shares of common stock.

On September 22, 2021, the Company’s CEO, converted a total of $50,000 of notes payable into 384,615 shares of common stock and converted $50,000 of accrued salary into 384,615 shares of common stock.

On October 1, 2021, the Company’s CEO, converted a total of $595,000 of accrued salary into 5,950,000 shares of common stock at a price of $0.10 per share and agreed to receive 450,000 shares of common stock for $45,000 of the remaining salary due for the three months ending December 31, 2021at a price of $0.10 per share.

On October 1, 2021, a former employee now a consultant elected to convert a total of $251,500 of accrued consulting fees into 2,515,000 shares of common stock at a price of $0.10 per share, converted $161,500 of accrued salary into 1,615,000 shares of common stock at a price of $0.10 per share. and $4,500 of expenses into 45,000 shares of common stock at a price of $0.10 per share.

Between October 5, 2021 and December 8, 2021 the Company sold a total of 2,229,231 shares of common stock at prices ranging between $0.13 and $0.52 per share. The Company received proceeds of $315,200.

On October 1, 2021 the Company issued a total of 1,500,000 of stock options to consultants with an exercise price of $0.25 per option.

On October 1, 2021 the Company issued 50,000 of stock options to each of its independent Directors with an exercise price of $0.25 per option.

On October 1, 2021 the Company issued 350,000 of stock options to its Chief Medical Officer with an exercise price of $0.25 per option.

On October 1, 2021 the Company issued a total of 390,000 of stock options to Company’s CEO with an exercise price of $0.25 per option for the extension of loans.

On October 1, 2021 the Company issued a total of 174,553 shares of common stock to several consultants.

On October 1, 2021 the Company issued 25,000 shares of common stock to its Chief Medical Officer.

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

Since 2016, we had a research partnership with the University of Central Florida (“UCF”) to develop a prototype intelligent medical robotic system. UCF is recognized particularly for its work in the area of medical robotic research and design, with a focus on the guidance systems. Avra has paid UCF a one-time fee for outright ownership of work developed by UCF in the collaboration. The Research Agreement was extended several times and expired on April 30, 2021. To further the depth of our research and development we also began a partnership in 2021 with Florida Polytechnic University and are actively working with them on developing our system. Avra recently brought in two Associate Professors and a graduate to join Avra’s engineering development team. Effective October 11th, 2021 Avra executed a Sponsored Student Project Agreement which included two payments of $8,030 each covering Fall semester in 2021 and Spring semester in 2022.

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

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at March 31, 2020 (unaudited) and December 31, 2019:

Balance Sheet Data	As of	As of
	March 31,	December 31,
	2020	2019

Cash	$10,120	$28,474
Total Assets	$79,812	$132,524
Total Liabilities	$1,171,140	$1,195,782
Total Stockholders’ Deficit	$(1,091,328)	$(1,063,258)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2020, as compared to three months ended March 31, 2019

Revenues. We had no revenues during either the three months ended March 31, 2020 or the three months ended March 31, 2019.

Research and Development Expenses. Research and development expenses during the three months ended March 31, 2020 were $2,000, as compared to $24,062 for the three months ended March 31, 2019. Research and development expenses in both the 2019 and 2018 quarters, reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $304,671 and $370,267 in general and administrative expenses during the three months ended March 31, 2020 and March 31, 2019, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $344 of other expenses during the three months ended March 31, 2020 consisting of interest expense related to loans. This is compared to other expense of $1,152 for the three months ended March 31, 2019, consisting of $1,555 in interest expense offset by $3 in interest earned.

Net Loss. We incurred a net loss of $307,015 for the three months ended March 31, 2020, as compared to a net loss of $395,481 for the three months ended March 31, 2019. The decrease in net loss from the 20198 quarter to the 2018 quarter is in large part due to decreases in stock-based compensation expense.

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

During the period from inception (February 4, 2015) through March 21, 2020, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, from December 2018 thru March 2020, the Company obtained fourteen loans from Barry F. Cohen, our Chief Executive Officer totaling $468,500. The loans were due 12 months from funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units including one loan for $100,000 which was used to exercise a stock option for 1,000,000 shares held by Mr. Cohen.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 21, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2020, the Company issued 122,200 shares without registration under the Securities Act of 1933, as amended (the “Securities Act”). These shares were issued to 11 persons for services rendered at a value ranging from $0.42-$2.79 per share.

These shares of our common stock were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and the rules and regulations thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: June 30, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)