Form 10-Q
period 2020-09-30
AVRA Medical Robotics, Inc.
filed 2022-08-08
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 37,808,805 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of August 5, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685	$28,474
Other prepaid expenses and deposit	2,290	6,290
Total Current Assets	2,975	34,764

EQUIPMENT:
	98,592	119,592
Accumulated depreciation	(54,028)	(34,954)
Total Equipment, (net)	44,564	84,638

OTHER ASSETS:
Website	36,122	36,122
Accumulated amortization	(32,000)	(23,000)
Total Other Assets, (net)	4,122	13,122

TOTAL ASSETS	$51,661	$132,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$145,441	$141,417
Accrued expenses	808,889	596,865
Notes payable - related party	388,700	367,500
Promissory notes	25,000	90,000
Total Current Liabilities	1,368,030	1,195,782

LONG-TERM LIABILITIES:
Note payable SBA	4,630	-
Total Long-term Liabilities	4,630	-

TOTAL LIABILITIES	1,372,660	1,195,782

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-

Common stock, 100,000,000 shares authorized, $.0001 par value, 22,992,752 and 21,857,218 issued and outstanding at September 30, 2020 and December 31, 2019 respectively	2,299	2,186
Common stock liability, 545,452 and 128,909 shares, $.0001 par value at September 30, 2020 and December 31, 2019, respectively	203,536	254,564
Additional paid-in capital	5,245,074	4,549,058
Accumulated deficit	(6,771,908)	(5,869,066)
Total Stockholders’ Deficit	(1,320,999)	(1,063,258)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,661	$132,524

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	-	4,500	2,000	56,374
General and Administrative	375,213	1,386,465	899,872	2,261,428
Total Operating Expenses	375,213	1,390,965	901,872	2,317,802

OTHER INCOME AND (EXPENSES)
Interest Earned	-	2	-	6
Interest Expense	(313)	(6,494)	(969)	(14,142)
Total Other Income and (Expenses)	(313)	(6,492)	(969)	(14,136)

Loss before income tax taxes	(375,526)	(1,397,457)	(902,841)	(2,331,938)

Income tax provision	-	-	-	-

NET LOSS	$(375,526)	$(1,397,457)	$(902,841)	$(2,331,938)

Loss per common share - basic and diluted	(0.02)	(0.06)	(0.04)	(0.11)

Weighted average common shares outstanding - basic and diluted	22,092,752	21,728,957	22,090,673	21,427,290

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,038	$(5,869,066)	$(1,063,278)
Stock based compensation expense	-	-	-	-	126,059	-	126,059
Conversion of debt to equity	1,013,334	101	-	-	119,899	-	120,000
Common Stock issued for services	122,200	12	-	-	203,832	-	203,844
Common Stock issuable for services	-	-	(13,901)	(170,938)	-	-	(170,938)
Net loss - 3 months ended March 31, 2020	-	-	-	-	-	(307,015)	(307,015)

BALANCE AT MARCH 31, 2020	22,992,752	2,299	115,008	83,626	4,998,828	(6,176,081)	(1,091,328)
Stock based compensation expense	-	-	-	-	32,905	-	32,905
Common Stock issuable for services	-	-	257,133	73,582	-	-	73,582
Net loss - 3 months ended June 30, 2020	-	-	-	-	-	(220,301)	(220,301)

BALANCE AS AT JUNE 30, 2020	22,992,752	2,299	372,141	157,208	5,031,733	(6,396,382)	(1,205,142)
Stock based compensation expense	-	-			213,341	-	213,341
Common Stock issuable for services	-	-	173,311	46,328	-	-	46,328
Net loss - 3 months ended September 30, 2020	-	-	-	-	-	(375,526)	(375,526)

BALANCE AS AT SEPTEMBER 30, 2020	22,992,752	$2,299	545,452	$203,536	$5,245,074	$(6,771,908)	$(1,320,999)

BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	65,050	$81,312	$2,176,643	$(2,483,093)	$(223,037)
			-	-
Stock based compensation expense	-	-	-	-	48,372	-	48,372
Stock issued for services	115,050	11	-	-	143,801	-	143,812
Stock warrants	-	-	-	-	16,221	-	16,221
Common Stock issuable for services	-	-	170,556	23,202	-	-	23,202
Net loss - 3 months ended March 31, 2019	-	-	-	-	-	(395,481)	(395,481)

BALANCE AT MARCH 31, 2019	21,122,496	2,112	235,606	104,514	2,385,037	(2,878,574)	(386,911)
			-	-
Exercise of stock options	210,000	21			39,464	-	39,485
Stock issued for services	95,050	10			143,913	-	143,923
Stock based compensation expense	-	-			13,414	-	13,414
Common Stock issuable for services	-	-	(158,334)	55,220	-	-	55,220
Net loss - 3 months ended June 30, 2019	-	-	-	-	-	(539,000)	(539,000)

BALANCE AS AT JUNE 30, 2019	21,427,546	2,143	77,272	159,734	2,581,828	(3,417,574)	(673,869)

Stock based compensation expense	-	-			213,341	-	213,341
Common Stock issuable for services	-	-	(21,080)	(32,060)	-	-	43,802
Net loss - 3 months ended September 30, 2019	-	-	-	-	-	(1,397,457)	(1,397,457)

BALANCE AS AT SEPTEMBER 30, 2019	21,427,546	$2,143	56,192	$127,674	$2,795,169	$(4,815,031)	$(1,767,855)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

2020

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(902,841)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization expense	28,074
Stock compensation expense
Non-cash interest	545,102
Changes in operating assets and liabilities:
Prepaid expenses	4,000
Accounts payable and accrued expenses	241,046
Net Cash Used in Operating Activities	(84,619)

INVESTING ACTIVITIES:
Website costs	-
Equipment acquisition	(4,000)
Net Cash Used in Investing Activities	(4,000)

FINANCING ACTIVITIES:
Exercise of stock options	-
Proceeds from related party	121,200
Proceeds from promissory notes	(65,000)
Proceeds from SBA	4,630
Net Cash Provided by Financing Activities	60,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,789)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	28,474

CASH AND CASH EQUIVALENTS - END OF PERIOD	$685

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$969
Cash paid for income taxes	$-

Non-cash financing activities:
Related party note payable converted to common stock	$100,000
Promissory note converted into common stock	$20,000
Reduction of account payable and equipment	$25,000

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2020.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At September 30, 2020, the Company’s stockholders’ deficit was $6,771,908 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020 and 2019, $0 were in excess of the FDIC insured limit.

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

On July 15, 2020, the Company borrowed from its CEO, $2,000. On July 20, 2020, the Company borrowed from its CEO, $1,000. On August 7, 2020, the Company borrowed from its CEO, $1,200. On August 21, 2020, the Company borrowed from its CEO, $2,000. On August 21, 2020, the Company entered into a non-interest bearing promissory note with the total above combined funds of $17,700 which matures on December 31, 2020.

On September 1, 2020, the Company borrowed from its CEO, $2,500 under a non-interest bearing promissory note which matures on December 31, 2020.

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

During the nine months ended September 30., 2020, 37,500 warrants were valued at $51,740 and expensed as stock compensation.

NOTE 5 – INCOME TAXES

The Company’s deferred tax assets at September 30, 2020 consist of net operating loss carry forwards of $3,558,582. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of September 30, 2019 total of $747,302. The increase in the valuation allowance balance for the nine months ended September 30, 2020 of $74,731 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the nine months ended September 30, 2020 and 2019.

At September 30, 2020 and December 31, 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2020 and December 31, 2019, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

NOTE 7 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted the 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant. On August 1, 2019, the Board increased the plan to 10,000,000 shares of common stock and in July 2022 increased the plan to 20,000,000 shares of common stock.

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

All options issued to-date expire after five years from the issue date. Except for the options for 8,930,000 shares issued to the CEO,to the Company’s counsel for 115,000 shares, to the Company’s Chief Medical Officer for 500,000, to the Company’s Chief Strategy Officer for 500,000 shares and to a consultant for 3,820,000 that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended September 30, 2020 and 2019, $223,418 and $841,455, respectively, for stock based compensation. During the nine months ended September 30, 2020 and 2019, $508,850 and $1,274,155, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $241,712 as of September 30, 2020. This amount will be recognized over a period of 33 months expiring June 30, 2023.

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

For the three and nine months ended, September 30, 2020 and 2019, $-0- had been paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which will provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

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

In July 2022, three investors exercised their put options, transferred their Membership Units in Avra Air LLC back to AVRA and received 241,027 shares of the Company’s common stock in return.

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

In July, 2021 several holders of stock options elected to exercise their stock options, some with a cashless exercise provision, resulting in the issuance of 629,375 shares of common stock.

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

On October 1, 2021, a former employee now a consultant elected to convert a total of $251,500 of accrued consulting fees into 2,515,000 shares of common stock at a price of $0.10 per share, converted $161,500 of accrued salary into 1,615,000 shares of common stock at a price of $0.10 per share and $4,500 of expenses into 45,000 shares of common stock at a price of $0.10 per share.

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

On October 1, 2021 the Company issued 25,000 shares of common stock to its Chief Medical Officer.

On July 1, 2022 the Company paid $5,000 and issued to a consultant an option for 2,520,000 common shares with an exercise price of $0.10 per share as a performance bonus and for foregoing all accrued and unpaid fees due for 2022 and for foregoing a portion of the fees due for the remaining five months of calendar year 2022. The option vested immediately.

On July 1, 2022 the Company issued to its CEO an option for 5,400,000 common shares with an exercise price of $0.10 per share as a performance bonus and for foregoing all of his 2022 salary. The option vested immediately.

On July 1, 2022 the Company issued to its Chief Medical Officer an option for 500,000 common shares with an exercise price of $0.10 per share as a performance bonus. The option vested immediately.

On July 1, 2022 the Company issued to its Chief Strategy Officer an option for 500,000 common shares with an exercise price of $0.10 per share as a performance bonus. The option vested immediately.

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

The following table provides selected balance sheet data for our Company at September 30, 2020 (unaudited) and December 31, 2019:

Balance Sheet Data:	As of	As of
	September 30,	December 31,
	2020	2019

Cash	$685	$28,474
Total Assets	$51,661	$132,524
Total Liabilities	$1,372,660	$1,195,782
Total Stockholders’ Deficit	$(1,320,999)	$(1,063,258)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended September 30, 2020, as compared to three months ended September 30, 2019

Revenues. We had no revenues during either the three months ended September 30, 2020 or the three months ended September 30, 2019.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2020 were $-0-, as compared to $4,500 for the three months ended September 30, 2019. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $375,213 and $1,386,465 in general and administrative expenses during the three months ended September 30, 2020 and September 30, 2019, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $313 of other expenses during the three months ended September 30, 2020 consisting of interest expense related to loans. This is compared to other expenses of $6,494 for the three months ended September 30, 2019, consisting of $6,493 in interest expense offset by $2 in interest earned.

Net Loss. We incurred a net loss of $375,526 or $0.02 per share (based on 22,092,752 weighted average shares outstanding) for the three months ended September 30, 2020, as compared to a net loss of $1,397,547 or $0.06 per share (based on 21,728,957 weighted average shares outstanding) for the three months ended September 30, 2019. The decrease in net loss from the 2019 quarter to the 2020 quarter is in large part due to decreases in stock-based compensation expense.

Nine months ended September 30, 2020, as compared to nine months ended September 30, 2019

Revenues. We had no revenues during either the nine months ended September 30, 2020 or the nine months ended September 30, 2019.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2020 were $2,000, as compared to $56,374 for the nine months ended September 30, 2019. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $899,872 and $2,261,428 in general and administrative expenses during the nine months ended September 30, 2020 and September 30, 2019, respectively. General and administrative expenses include compensation for the management staff, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”) and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $969 of other expenses during the nine months ended September 30, 2020 consisting of interest expense related to loans. This is compared to other expenses of $14,136 for the nine months ended September 30, 2019, consisting of $14,142 in interest expense offset by $6 in interest earned.

Net Loss. We incurred a net loss of $527,316 or $0.04 per share (based on 22,090,673 weighted average shares outstanding) for the nine months ended September 30, 2020, as compared to a net loss of $2,331,938 or $0.11 per share (based on 21,427,290 weighted average shares outstanding) for the nine months ended September 30, 2019. The decrease in net loss from the 2019 period to the 2020 period is in large part due to decreases in stock-based compensation expense.

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

During the period from inception (February 4, 2015) through September 30, 2020, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in September 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount nine-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, from December 2018 thru September 2020, the Company obtained fourteen loans from Barry F. Cohen, our Chief Executive Officer totaling $468,500. The loans were due 12 months from funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units including one loan for $100,000 which was used to exercise a stock option for 1,000,000 shares held by Mr. Cohen.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: August 8, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)