Form 10-K
period 2020-12-31
AVRA Medical Robotics, Inc.
filed 2022-09-06
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number: 333-216054

AVRA MEDICAL ROBOTICS, INC

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3259 Progress Drive, Suite 114, Orlando, FL 32826

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (407) 956-2250

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Act:

None

(Title of class)

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of September 2, 2022 was 39,197,099 shares.

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

Since 2016, we had a research partnership with the University of Central Florida (“UCF”) to develop a prototype intelligent medical robotic system. UCF is recognized particularly for its work in the area of medical robotic research and design, with a focus on the guidance systems. Avra has paid UCF a one-time fee for outright ownership of work developed by UCF in the collaboration. The Research Agreement was extended several times and expired on April 30, 2021. To further the depth of our research and development we also began a partnership in 2021 with Florida Polytechnic University and are actively working with them on developing our system. Avra recently brought in two Associate Professors and three graduates to join Avra’s engineering development team. Effective October 11th, 2021 Avra executed a Sponsored Student Project Agreement which includes two payments of $8,030 each covering Fall semester in 2021 and Spring semester in 2022.

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

Recent Developments

On August 5, 2022, AVRA entered into a non-binding letter of intent with Dr. Sudhir Srivastava (“Dr. Sudhir”), Cardio Ventures Pvt. Ltd., a Bahamian private limited company of which Dr. Sudhir is the sole stockholder(“Cardio”), Otto Pvt, Ltd., a Bahamian private limited company and direct subsidiary of Cardio (“Otto”) and Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company and indirect subsidiary of Cardio (“SSI,” and together with Cardio and Otto, the “SSI Parties”) with respect to a business combination between AVRA and the SSI Parties (the “Transaction”). SSI, based in Haryana, India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Sudhir (the “SSI Intellectual Property”).

If and when the transaction is consummated, the business of the SSI Parties, including the SSI Intellectual Property will be owned by AVRA. The shareholders of the SSI Parties will own 95% of the common stock of post-transaction AVRA and the current shareholders of AVRA will own 5% of the common stock of post-transaction AVRA. In addition, there will be changes in composition of the board of directors, implementation of corporate governance policies and changes in management, all with a view to listing the common stock of AVRA on the Nasdaq Stock Market, LLC or another National Securities Exchange. In addition, AVRA will change its name to “SS Innovations, Inc.”

Consummation of the Transaction is subject to, among other matters, the negotiation and execution of definitive agreements and documentation, containing, in addition to the above terms, terms and conditions customary for agreements of this type and nature, including, without limitation, representations, warranties, and indemnities of the parties.

Consummation of the Transaction is also subject to completion of a due diligence review by each party of the other, the results of which shall be satisfactory to the reviewing parties in their sole discretion.

Given the foregoing, there can be no assurance given that the Company will be able to successfully complete the Transaction.

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $900,000 (the “Interim Financing”). The Interim Financing is evidenced by a one-year $1,000,000 Automatically Convertible Note made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Note”). Interest on the Cardio Note shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Note has an original issue discount of 10%. If the Cardio Note is not repaid in full on or at maturity, it will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Note divided by $100 million. The Cardio Note contains customary default provisions and other typical terms and conditions.

We may make additional advances to the SSI Parties of up to an aggregate principal amount of $5,000,000 of Interim Financing, evidenced by additional Cardio Notes. These Cardio Notes will be substantially similar in form and substance to the first Cardio Note, provided, however, that Cardio Notes issued in excess of an aggregate principal amount of $2.000,000, will have an original issue discount of 6% as opposed to 10%, and the valuation for determining conversion will be $250 million as opposed to $100 million.

In order to fund the Interim Financing, the Company offered and sold to a single accredited investor, a $1,000,000 one-year convertible promissory note (the “Convertible Note”). The Convertible Note will have the same interest rate and payment terms as the Cardio Note and otherwise be substantially similar to the Cardio Note, provided, however, that the Convertible Note does not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Note will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Note by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Sudhir and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Note was issued in a private transaction pursuant to the exemptions from registration under the Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

Advantages of Our Senior Leadership Team

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently does not own any properties but leases an office from UCF at 3259 Progress Drive, Suite 114, Orlando, FL 32826 under a lease expiring July 31, 2023, at a rental of $2,082.64 per month.

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

As of September 2, 2022, we had 39,197,099 shares of common stock issued and outstanding and 181 holders  of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,799,111 shares	(1)	$0.563	5,200,889 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	4,799,111 shares	(1)	$0.563	5,200,889 shares	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2020, the Company issued and sold the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

On October 27, 2020, one investor paid $2,100 to the Company to exercise his option to purchase 21,000 shares at $0.10 per share.

On November 6, 2020 6 consultants were issued a total 60,489 restricted shares of our common stock per their service agreements.

On November 6, 2020 Director Ettore Tomassetti was issued 10,000 restricted shares of our common stock per his Stock Grant dated April 15, 2019.

On November 6, 2020 our Chief Strategy Officer was issued 160,000 restricted shares of our common stock per his employment agreement dated March 1, 2018 and his Stock Grant Award dated April 15, 2019.

On November 6, 2020 our Chief Medical Officer was issued 70,000 restricted shares of our common stock per his employment agreement dated September 15, 2017.

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

The following table provides selected financial data about our Company at December 31, 2020 and December 31, 2019:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2020	2019

Cash	$160,709	$28,474
Total Assets	$317,870	$132,524
Total Liabilities	$1,186,919	$1,195,782
Total Stockholders’ Deficit	$869,049	$(1,063,258)

To date, the Company has relied on debt and equity raised in private offerings to finance operations and no other source of capital has been identified or sought. If we experience a shortfall in operating capital we could be faced with having to limit our research and development and marketing activities.

Year ended December 31, 2020 as compared to year ended December 31, 2019

Revenues. We had no revenues during the years ended December 31, 2020 and December 31, 2019.

Research and Development Expenses. Research and development expenses for 2020 were $3,000 were, as compared to $$60,874 for 2019, primarily reflecting efforts with respect to work on building the company’s prototype system. The reduction in research and development expenses from 2019 to 2020 was primarily a result of a lower share price for the Company’s shares as a majority of the research and development costs are paid with the same.

Compensation Expense. Compensation expense for the year ended December 31, 2020 was $812,190, a decrease of $1,697,602. Compensation expense includes stock-based compensation The decrease in compensation expense from 2020 to 2019 was primarily due to a lower share price for the Company’s shares as a majority of compensation expenses are paid with the same.

General and Administrative Expenses. We incurred $287,737 in general and administrative expenses during the year ended December 31, 2020, as compared to $752,018 for the year ended December 31, 2019. The decrease in general and administrative expenses is primarily a result of the reductions in research and development and compensation expenses from 2020 to 2019.

Other Income (Expenses). We incurred a net negative of $(21,754) during 2020, as compared to a net negative of $(19,741) of other expenses during 2019. The net negative number for 2020 is primarily attributable to investment loss, offset in part by forgiveness of a PPP loan, while the net negative number for 2019 is primarily attributable to interest expense.

Net Loss. We incurred a net loss of $(1,124,681) for 2020 as compared to a net loss of $(3,385,973) for 2019. The decrease in net loss from 2020 to 2019 is primarily a result of the reductions in research and development and compensation expenses.

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

In addition to the foregoing, from December 2018 thru October 2020, the Company obtained sixteen loans from Barry F. Cohen, our Chief Executive Officer totaling $497,700. The loans were due 12 months from funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units including one loan for $100,000 which was used to exercise a stock option for 1,000,000 shares held by Mr. Cohen.

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

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 20, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level reasonable assurance level in that:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	82	Chief Executive Officer. Acting Chief Financial Officer and Director
Dr. Ray Powers	76	Chief Operating Officer
Farhan Taghizadeh, M.D.	50	Chief Medical Officer
Alen Sands York	90	Director
Ettore Tomasetti	82	Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen,	2020	180,000			1,000,000	145,050			6,000	331,050
Chairman and	2019	180,000	0	0	750,000	938,584	0	0	6,000	1,124,584
Chief Executive Officer(1)	2018	180,000	0	0	0	0	0	0	6,000	186,000

Ray Powers,	2020	0	0	0	0	0	0	0	0	0
Chief Operating Officer	2019	0	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0	0

Farhan Taghizadeh, M.D.,	2020	0	0	76,000	0	0	0	0	0	0
Chief Medical Officer(2)	2019	0	0	76,000	0	0	0	0	0	0
	2018	0	0	60,000	0	0	0	0	0	0

Nikhil Shah, M.D.,	2020	0	0	0	108,000	25,342	0	0	0	25,342
Chief Strategy Officer(3)	2019	0	0	300,000	0	0	0	0	0	0
	2018	0	0	300,000	250,000	0	0	0	0	0

(1)	Pursuant to a conversion agreement with the Company, $39,000 in accrued but unpaid salary due Mr. Cohen at December 31, 2017 was converted into 19,500 shares of our common stock in 2018. As of December 1, 2019 Mr. Cohen was granted an option for 750,000 shares all vesting immediately. Per Mr. Cohen’s renewed employment agreement dated July 1, 2020, he was granted an option for 1,000,000 shares all vesting immediately.

(2)	Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under our 2016 Incentive Stock Plan and a grant of 5,000 shares under our 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity. As of May 1, 2019, the 5,000 shares per month was increased to 7,000 shares per month. As of September 15, 2020 the number of shares per month was reduced to 5,000 per month.

(3)	Dr. Shah became our Chief Strategy Officer on March 1, 2018, at which time he was awarded a stock grant of 300,000 shares, with 60,000 of those shares vesting on each yearly anniversary of his employment date, as long as he remains employed by the Company. On May 1, 2018, Dr. Shah was awarded an option for 250,000 shares of common stock under our 2016 Incentive Stock Plan vesting in equal monthly installments over 36 months. On April 15, 2019, Dr. Shah was awarded a stock grant of 300,000 shares, with 100,000 of those shares vesting on each yearly anniversary of the award date, as long as he remains employed by the Company. Dr. Shah was granted an option for 108,000 shares on March 1, 2020 vesting in equal monthly installments over 36 months. Dr. Shah stepped down as an executive officer effective March 1, 2020, but has continued as our Chief Strategy Officer in an advisory capacity.

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

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2020.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market value of shares of stock that have not vested*

Barry F. Cohen	750,000	750,000	$1.00	12/1/2024	0	0
Dr. Ray Powers	75,000	75,000	$0.10	08/15/2021	0	0
Farhan Taghizadeh, M.D.	36,000	36,000	$0.15	10/01/2021	0	0
Nikhil L. Shah, D.O.(1)	102,361	102,361	$0.15	10/01/2021	0	0
Nikhil L. Shah, D.O.(1)	222,222	250,000	$1.25	05/01/2023	27,778	14,840
Nikhil L. Shah, D.O.(1)	30,000	108,000	$0.25	03/01/2025	78,000	18,303

(1)	Dr. Shah stepped down as an executive officer effective March 1, 2020.

Compensation of Directors

On March 1, 2020 our Director Mr. Peter Carnegie resigned and was replaced on the same date by Mr. Ettore Tomassetti.

On March 1, 2020 both of our Independent Directors received an Option for 36,000 restricted common shares of our Company with an exercise price of $0.25 per share and vesting equally over 36 months.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan (the “2016 Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Plan to20,000,000 shares of common stock. As of the date of this report, we have granted options to purchase 16,056,000 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 3,113,000 shares in stock grants. As of December 31, 2020, the Company has granted options to purchase 6,030,111 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 2,381,000 shares in stock grants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3259 Progress Drive, Suite 114, Orlando, FL 32826.

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*
Barry F. Cohen (1)	22,917,768	54.75
Avra Acquisitions, LLC	908,700	2.32
Dr. Ray Powers(2)	89,444	**
Farhan Taghizadeh , M.D.(3)	1,241,000	3.12
Alen Sands York(4)	560,411	1.43
Ettore Tomasetti(5)	98,667	**
All directors and executive officers as a group (five persons)	25,815,990	62.10

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

**	Less than 1%.

(1)	Includes 22,917,768 shares owned by Mr. Cohen directly of which 8,319,000 are shares issuable upon the exercise of stock options, and 908,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.
(2)	Includes 89,444 shares owned by Dr. Powers directly.
(3)	Includes 1,241,000 shares owned by Dr. Taghizadeh directly of which 850,000 are shares issuable upon the exercise of stock options.
(4)	Includes 560,411 shares owned by Mr. York directly of which 47,667 are shares issuable upon the exercise of stock options.
(5)	Includes 98,667 shares owned by Mr. Tomassetti directly of which 47,667 are shares issuable upon the exercise of stock options.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,799,111 shares	(1)	$0.563	5,200,889shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	4,799,111 shares	(1)	$0.563	5,200,889 shares	(1)

(1)	Represents shares of common stock under the 2016 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We describe below transactions since January 1, 2019, to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ending December 31, 2020; and any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

During 2018, compensation owed the late A. Christian Schauer, and former director for the period from January 1, 2018, until his resignation as an executive officer on February 28, 2018, was converted into 9,000 shares of our common stock during 2018.

In December 2018, the Company obtained loans from the late A. Christian Schauer, our former Chief Financial Officer and a non-affiliated shareholder, in the principal amounts of, $20,000 and $15,000, respectively. The loans were due December 31, 2019 and did not bear interest, other than the loan obtained from the non-affiliated shareholder, which bore interest at the rate of 4% per annum, payable upon maturity. In December 2019, the loan from Mr. Schauer was converted into 13,334 shares of our common stock, and the non-affiliated shareholder loan was repaid in full.

In addition to the foregoing, from December 2018 thru October 2020, the Company obtained sixteen loans from Barry F. Cohen, our Chief Executive Officer totaling $497,700. The loans were due 12 months from funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units, totaling 1,195,415 restricted common shares and warrants to purchase 1,013,500 restricted common shares, and one loan for $100,000 was used to exercise an Option for 1,000,000 shares granted under our 2016 Plan to Mr. Cohen.

On April 15, 2019 Dr. Shah, the Company’s Chief Strategy Officer, was issued a performance bonus in the form of a stock grant under the 2016 Plan, in the amount of 300,000 shares of our common stock per a vesting schedule. 100,000 shares vest on each yearly anniversary of the grant.

On December 1, 2019 the Board of Directors issued a bonus to Mr. Cohen as allowed under his Employment Agreement in the form of an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00.

In March 2020 the Company issued a total of 389,000 stock options to the Company’s CEO with an exercise price of $0.25 per option for the extension of loans.

In December 2020 the Company issued a total of 390,000 stock options to the Company’s CEO with an exercise price of $0.25 per option for the extension of loans.

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

Item 14.  Principal Accounting Fees and Services.

BF Borgers CPA PC. (“Borgers”) is our current independent registered public accounting firm and was such for the years ended December 31, 2020 and December 31, 2019.

Audit Fees

Aggregate audit fees billed by Borgers for the years ended December 31, 2020 and December 31, 2019 were $15,000 and $12,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Borgers for the years ended December 31, 2020 and December 31, 2019.

Tax Fees

There were no tax fees billed by Borgers for the years ended December 31, 2020 and December 31, 2019.

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

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)*
10.2	Research Agreement with the University of Central Florida(1)
10.3	Employment Agreement with Barry F. Cohen(1)*
10.4	Form of Director Appointment Agreement(1)
10.5	Code of Ethical Conduct(1)
10.6	Form of Indemnification Agreement(1)*
10.7	Form of 7.5% Convertible Promissory Note due June 30, 2017(3)*
10.8	Conversion Agreement between the Company and Barry F. Cohen(3)
10.9	Collaborative Research and Development Agreement between the Company and Infinite Mind, LLC(3)
10.10	Service Agreement between the Company and Dr. Ray Powers(3)
10.11	Service Agreement between the Company and Dr. Farhan Taghizadeh(3)
10.12	Unsecured Promissory Note dated December 31, 2018, made by the Company in favor of Barry F. Cohen(3)
10.13	Unsecured Promissory Note dated February 6, 2019, made by the Company in favor of Barry F. Cohen(3)
10.14	Unsecured Promissory Note dated May 8, 2019, made by the Company in favor of Barry F. Cohen(3)
10.15	Unsecured Promissory Note dated May 29, 2019, made by the Company in favor of Barry F. Cohen(3)
10.16	Unsecured Promissory Note dated June 26, 2019, made by the Company in favor of Barry F. Cohen(3)
10.17	Unsecured Promissory Note dated July 19, 2019, made by the Company in favor of Barry F. Cohen(3)
10.18	Unsecured Promissory Note dated August 26, 2019, made by the Company in favor of Barry F. Cohen(3)
31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer(4)
32.1	Section 906 Certification by Chief Executive Officer and Acting Chief Financial Officer(4)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 16, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-234060) and incorporated herein by reference.
(4)	Filed herewith.

*	Management compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: September 6, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer, Acting Chief	September 6, 2022
Barry F. Cohen	Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Alen Sands York	Director	September 6, 2022
Alen Sands York

/s/ Ettore Tomassetti	Director	September 6, 2022
Ettore Tomassetti

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AVRA Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AVRA Medical Robotics, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company’s auditor since 2021

Lakewood, CO

September 6, 2022

AVRA MEDICAL ROBOTICS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,709	$28,474
Other prepaid expenses and deposit	2,290	6,290
Total Current Assets	162,999	34,764

EQUIPMENT:
Equipment	98,592	119,592
Accumulated depreciation	(60,385)	(34,954)
Total Equipment, net	38,207	84,638

INVESTMENT:	115,542	-

OTHER ASSETS:
Website	36,122	36,122
Accumulated amortization	(35,000)	(23,000)
Total Other Assets, net	1,122	13,122

TOTAL ASSETS	$317,870	$132,524
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$131,719	$141,417
Accrued compensation	671,500	492,825
Accrued expenses	188,700	104,040
Notes payable - related party	195,000	367,500
Promissory notes	-	90,000
Total Current Liabilities	1,186,919	1,195,782

STOCKHOLDERS' DEFICIT:

Preferred stock, 5,000,000 shares authorized, $.0001 par value, No shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 25,721,971 and 21,857,218 shares issued and outstanding December 31, 2020 and 2019, respectively	2,572	2,186
Common stock liability, 289,697 and 128,909 shares, $.0001 par value at December 31, 2020 and 2019, respectively	100,925	254,564
Additional paid in capital	6,021,201	4,549,058
Accumulated deficit	(6,993,747)	(5,869,066)
Total Stockholders' Deficit	(869,049)	(1,063,258)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,870	$132,524

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019

Revenue	$-	$-

OPERATING EXPENSES
Research and Development	3,000	60,874
Compensation Expense	812,190	2,509,792
General and Administrative	287,737	752,018
Impairment loss	-	43,548
Total Operating Expenses	1,102,927	3,366,232

OTHER INCOME AND (EXPENSES)
Gain on forgiveness of PPP Loan	4,630	-
Investment loss	(25,331)	-
Interest Earned	6	7
Interest Expense	(1,059)	(19,748)
Total Other Income and (Expenses), net	(21,754)	(19,741)

Loss before income tax taxes	(1,124,681)	(3,385,973)

Income tax provision	-	-

NET LOSS	$(1,124,681)	$(3,385,973)

Loss per common share - basic and diluted	$(0.05)	$(0.16)

Weighted average common shares outstanding - basic and diluted	23,372,299	21,535,656

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(1,124,681)	$(3,385,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,431	37,702
Impairment loss	-	43,548
Stock compensation expense	434,180	1,070,369
Stock issued for services		1,732,177
Concellation of common stock		(312,500)
Investment loss	25,331	-
Gain on forgiveness of PPP Loan	(4,630)	-
Non-cash interest	-	16,221
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	4,000	(460)
Accounts payable and accrued expenses	537,829	374,811
Net Cash Used in Operating Activities	(90,540)	(424,105)

INVESTING ACTIVITIES:
Investment	(40,000)	-
Website costs	-	(122)
Equipment acquisition	(4,000)	(50,000)
Net Cash Used in Investing Activities	(44,000)	(50,122)

FINANCING ACTIVITIES:
Proceeds from notes payable related party	130,200	352,500
Proceeds from promissory notes	(65,000)	75,000
Proceeds from SBA	4,630	-
Proceeds from private placement	194,845	-
Proceeds from exercise of stock options	2,100	39,485
Net Cash Provided by Financing Activities	266,775	466,985

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	132,235	(7,242)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	28,474	35,716

CASH AND CASH EQUIVALENTS - END OF YEAR	$160,709	$28,474

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$1,059	$3,527
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Equipment acquisition included in accounts payable	$-	$25,000
Related party note payable converted into common stock	$302,700	$-
Promissory note converted into common stock	$45,000	$-
Stock issued for investment acquisition	$170,000	$-
Reduction of account payable and equipment	$25,000	$-

The accompanying notes are an integral part of these financial statements.

	Common Stock		Common Stock to be issued		Additional Paid-In	Accumulated	Total Shareholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2018	21,007,446	$2,101	65,050	$81,312	$2,176,643	$(2,483,093)	$(223,037)

Stock based compensation expense	-	-	-	-	1,070,369	-	1,070,369
Stock warrants	-	-	-	-	16,221	-	16,221
Stock issued for services	889,772	89			1,507,597	-	1,507,686
Exercise of stock options	210,000	21	-	-	39,464	-	39,485
Common stock issuable for services	-	-	63,859	173,252	51,239	-	224,491
Cancellation of stock	(250,000)	(25)	-	-	(312,475)	-	(312,500)
Net loss	-	-	-	-	-	(3,385,973)	(3,385,973)

BALANCE AT DECEMBER 31, 2019	21,857,218	2,186	128,909	254,564	4,549,058	(5,869,066)	(1,063,258)

Stock based compensation expense	-	-	-	-	412,789	-	412,789
Common stock issuable for services	-	-	160,788	(153,639)	165,088	-	11,449
Stock warrants	-	-	-	-	29,921	-	29,921
Conversion of debt to equity	1,810,800	181	-	-	302,519	-	302,700
Stock issued for services	436,023	44	-	-	195,045	-	195,089
Exercise of stock options	21,000	2	-	-	2,098	-	2,100
Private Placement	1,124,708	112	-	-	194,730	-	194,842
Purchase of Investment	472,222	47	-	-	169,953	-	170,000
Net loss	-	-	-	-		(1,124,681)	(1,124,681)
BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)

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

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized sales through December 31, 2020. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At December 31, 2020, the Company’s stockholders’ deficit was $869,049 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020 and 2019, $0 were in excess of the FDIC insured limit.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company did not adopt the standard effective January 1, 2019, utilizing the lessor practical expedient. On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for ASC 842, to give implementation relief. Under the FASB's new framework, two "buckets" were defined, bucket 1 includes public companies that are SEC filers but excludes "Small Reporting Companies" (SRC's). Bucket 2 includes all other entities, including SRC's. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

NOTE 3 – INVESTMENT

On November 6, 2020, AVRA made an investment (the “Investment”) of $210,000 in Avra Air, LLC which was made with $40,000 in cash and the balance by the issuance to Avra Air, LLC of 472,222 restricted common shares of AVRA valued at $0.36 per Share. In exchange for the Investment AVRA received (a) a 49.8% limited liability company membership interest in Avra Air, LLC; and (b) the remaining 50% of a vehicular air sterilization provisional patent that AVRA did not yet control. In addition, AVRA agreed to pay Avra Air, LLC a royalty payment of $1.50 per vehicular air sterilization kit for two years from the date that a first kit that uses the patent is sold. On December 22, 2020, the Company issued 472,222 shares of its common stock towards its acquisition of Avra Air. LLC.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On December 31, 2018, the Company borrowed $15,000 under a non-interest bearing promissory note from a related party. The note matured on December 31, 2019 and was extended to December 31, 2020. On February 6, 2019, the Company borrowed from its CEO, $17,500 under a non interest bearing promissory note which matures on February 6, 2020 and was extended to December 31, 2020. On June 26, 2019, the Company borrowed from its CEO, $40,000 under a non interest bearing promissory note which matures on June 26, 2020 and was extended to December 31, 2020. On October 11, 2019, the Company borrowed from its CEO, $30,000 under a non interest bearing promissory note which matures on March 11, 2020 and was extended to December 31, 2020. On November 14, 2019, the Company borrowed from its CEO, $7,000 under a non interest bearing promissory note which matures on November 14, 2020 and was extended to December 31, 2020. On December 3, 2019, the Company borrowed from its CEO, $3,000 under a non interest bearing promissory note which matures on December 3, 2020. On December 6, 2019, the Company borrowed from its CEO, $30,000 under a non interest bearing promissory note which matures on December 6, 2020. On December 30, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on December 30, 2020. On March 31, 2020, the Company borrowed from its CEO, $6,000 under a non interest bearing promissory note which matures on December 31, 2020. On August 21, 2020, the Company borrowed from its CEO, $17,700 under a non interest bearing promissory note which matures on December 31, 2020 (see below). On October 19, 2020, the Company borrowed from its CEO, $11,500 under a non interest bearing promissory note which matures on December 31, 2021. On December 22, 2020, these notes totaling $202,700, totaling 202,700 units were all converted into 810,800 shares of common shares and a warrant was issued for 1,013,500 shares with an exercise price of $0.40/share.

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

On May 8, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 8, 2020 and was extended to December 31, 2020 then subsequently extended to December 31, 2021, and on September 22, 2021 the note was converted into 384,615 shares of common stock. On May 29, 2019, the Company borrowed from its CEO, $25,000 under a non interest bearing promissory note which matures on May 29, 2020 and was extended to December 31, 2020 then subsequently extended to December 31, 2021, and on September 22, 2021 the note was converted into 384,615 shares of common stock... On July 19, 2019, the Company borrowed from its CEO, $50,000 under a non interest bearing promissory note which matures on July 19, 2020 and was extended to December 31, 2020 then subsequently extended to December 31, 2021 and then was further extended to December 31, 2022. On January 3, 2020, the Company borrowed from its CEO, $95,000 under a non interest bearing promissory note which matures on January 3, 2021. On December 22, 2020, these notes’ maturity date was extended to December 31, 2021, then was subsequently extended to December 31, 2022. As an incentive for extending theses notes the Company issued an option for 390,000 common shares with an exercise price of $0.25/share.

On August 26, 2019, the Company borrowed from its CEO, $100,000 under a non interest bearing promissory note which matured on December 26, 2019. On January 5, 2020, the related party used his $100,000 note to exercise his 1,000,000 options to purchase 1,000,000 shares of the Company’s common stock at $0.10 per share.

During the year ended December 31, 2020 the Company received a Payroll Protection Loan (PPP Loan) in the amount of $4,630. Prior to December 31, 2020 the Company received forgiveness on the loan.

NOTE 5 – PROMISSORY NOTES

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

On March 14, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 14, 2019 and was extended until December 31, 2020. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years. This note was paid in full on October 31, 2020.

On March 29, 2019, the Company borrowed $25,000 under a promissory note bearing an annual interest rate of 5% and which matures on September 29, 2019. The loan includes a warrant to purchase 12,500 common shares at a strike price of $1.25 per share. The warrant expires in 3 years. This note was paid in full on January 21, 2020.

During the years ended 2019 and 2020, 37,500 and 2,643,635 warrants, were valued at $51,740 and $471,825 using a black-scholes pricing model and expensed as stock compensation, respectively.

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets at December 31, 2020 consist of net operating loss carry forwards of $4,259,040. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2019 total of $894,398. The increase in the valuation allowance balance for the year ended December 31, 2020 of $221,827 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2020 and 2019, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

On December 1, 2019, the Company canceled 250,000 restricted shares of the Company’s common stock that were previously issued to its CEO under a Stock Award letter dated August 28, 2019.

On November 6, 2020, AVRA issued an aggregate 256,027 Units (“Units”) at a price of $1.00 per Unit in a private offering (the “Offering”) to four “accredited investors.” Each Unit consisted of (a) four shares of our common stock (“Shares”); (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share; and (c) a 0.00008749_% limited liability company membership interest in Avra Air, LLC (“Avra Air”), a development stage company, which interest may be put to the Company at the option of the investor for a period of two years from issuance, in exchange for one Share. As a result of the foregoing, the investors were issued an aggregate of 1,024,108 Shares, warrants to purchase 1,280,135 Shares and a 22.4% limited liability company membership interest in Avra Air, LLC.

On October 26, 2020, the Company received a commitment to sell 135,000 units for $135,000. A $25,000 promissory note plus accrued interest of $1,027 was converted towards the commitment for 26,027 units (this amount is included above).

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

During 2020, the Company’s CEO converted $302,700 of its notes payable into 1,810,800 shares of common stock.

On December 22, 2020, the Company issued 472,222 shares of its common stock towards its acquisition of Avra Air (See Note 3).

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

At December 31, 2020 and 2019 options representing 4,327,167 shares and 3,276,667 shares were vested or exercisable, respectively.

All options issued to-date expire after five years from the issue date. Except for the option for 1,779,000 shares issued to the CEO and to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the years ended December 31, 2020 and 2019, $412,788 and $1,088,854, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $204,038 as of December 31, 2020. This amount will be recognized over a period of 30 months expiring June 30, 2023.

The grant date fair value of options granted during the year of 2018 were estimated on the grant date using the Black-Scholes model with the following assumptions: For options granted May 1, 2018, the following factors were used; volatility 62.16%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted July 1, 2018, the following factors were used; volatility 31.34%; expected term of 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share.

The grant date fair value of options granted during the year of 2019 were estimated on the grant date using the Black-Scholes model with the following assumptions: For options granted February 1, 2019: Volatility 50.58%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted April 1, 2019: Volatility 48.52%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share. For options granted August 1, 2019: Volatility 62.43%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted October 1, 2019: Volatility 48.57%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted December 1, 2019: Volatility 61.91%, term 3yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share.

For the warrants granted on October 26, 2020 the fair market value used was $0.40, exercise $0.40, rate 2%, and volatility 44.35%. The warrants granted on December 22, 2020: Fair market value used was $0.468, exercise $0.40, rate 2%, and volatility 71.79%. For the options granted on December 22 2020 the fair market value used was $0.468, exercise $0.25, rate 2%, and volatility 71.79%. For the warrants granted on January 26 2021 the fair market value used was $0.980, exercise $0.40, rate 2%, and volatility 106.16%.

Expected volatilities are based on the average volatilities of six similar companies; fair market values are calculated using the implied share values of recent company financings or OTC closing prices for that day, whichever is more suitable; risk-free rate used was 2%.

NOTE 9 – COMMITMENTS

Intellectual property

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

The Company paid $43,548 for outright ownership of the University’s Intellectual Property resulting from the collaboration, which amount is shown as Intellectual Property. Management has assessed the carrying value of the asset at December 31, 2019 and has recorded an impairment loss in the amount of $43,548 for the year ended December 31, 2019.

For the years ended, December 31, 2020 and 2019, $-0- had been paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which would provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

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

Effective July, 1, 2020, the Company entered into an employee agreement with its Chairman and Chief Executive Officer, for a term of 48 months. The employee’s base salary is $15,000 monthly, beginning with the July 2020 payment, which rate shall be inclusive of all claims by the employee for his services. However, employee agrees to accrue his salary from the July 1, 2020 through and including December 2020 and allows the Board of Directors to decide on whether to convert any or all accrued salary into Company restricted common shares. Beginning on the July 1, 2020, normal direct business expenses will be covered, including business class travel on flights over 5 hours. Employee will receive a $500 per month vehicle expense stipend to help mitigate the costs of the frequent travel required to visit the Orlando office and University of Central Florida from the employee’s home. Employee will also be granted an option pursuant to the Company’s Equity Incentive Plan to purchase 1,000,000 restricted shares of the Company’s common stock, with an exercise price of $0.25 per share, and a Start Date of July 1, 2020. All 1,000,000 shares were fully vested on July 1, 2020.

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

NOTE 10 – OTHER MATTERS

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES act was enacted as a response to the COVID-19 outbreak discussed above and is meant to provide companies with economic relief.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

NOTE 11 – SUBSEQUENT EVENTS

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

One of the accredited investors, per his original commitment in the Offering dated October 26, 2020, subsequently invested an additional $45,000 on May 3, 2021 in this same Unit funding thus receiving an additional 180,000 Shares, a warrant to purchase 225,000 Shares and a put option for 45,000 Shares.

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

In July, 2021 several holders of stock options elected to exercise their stock options resulting in the issuance of 629,375 shares of common stock.

On September 22, 2021, the Company’s CEO, converted $50,000 of accrued salary into 384,615 shares of common stock.

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

On October 1, 2021 the Company issued 50,000 stock options to each of its independent Directors with an exercise price of $0.25 per option.

On October 1, 2021 the Company issued 350,000 stock options to its Chief Medical Officer with an exercise price of $0.25 per option.

On October 1, 2021 the Company issued a total of 390,000 stock options to the Company’s CEO with an exercise price of $0.25 per option for the extension of loans.

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

On July 1, 2022 the Company issued to its Chief Strategy Advisor an option for 500,000 common shares with an exercise price of $0.10 per share as a performance bonus. The option vested immediately.

On July 1, 2022 the Company issued 240,270 shares of common stock as payment in full for the accrued but unpaid fees due to its Counsel.

On July 1, 2022 the Company issued 27,250 shares of common stock to its patent attorney but their fee agreement.

On July 1, 2022 the Company issued 160,000 shares of common stock to its Chief Strategy Officer as required by his Stock Grant Award dated April 15, 2019 and his Employment Agreement dated March 1, 2018.

On July 1, 2022 the Company issued 40,000 shares of common stock to its Chief Medical Officer as required by his employment agreement dated September 15, 2020

On July 1, 2022 the Company issued a total of 569,747 shares of common stock to several consultants.

In July 2022, four investors exercised their put options obtained from the Offering dated October 26, 2020, transferred their Membership Units in Avra Air LLC back to AVRA and received 301,027 shares of the Company’s common stock in return.

On July 25, 2022 the Directors and Shareholders holding a majority of the issued and outstanding common shares of the Company adopted, by joint written consent, a resolution to increase the Company's common stock reserved for issuance under the Company’s 2016 Incentive Stock Plan to 20,000,000.

On August 5, 2022, AVRA entered into a non-binding letter of intent with Dr. Sudhir Srivastava (“Dr. Sudhir”), Cardio Ventures Pvt. Ltd., a Bahamian private limited company of which Dr. Sudhir is the sole stockholder(“Cardio”), Otto Pvt, Ltd., a Bahamian private limited company and direct subsidiary of Cardio (“Otto”) and Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company and indirect subsidiary of Cardio (“SSI,” and together with Cardio and Otto, the “SSI Parties”) with respect to a business combination between AVRA and the SSI Parties (the “Transaction”). SSI, based in Haryana, India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Sudhir (the “SSI Intellectual Property”).

If and when the transaction is consummated, the business of the SSI Parties, including the SSI Intellectual Property will be owned by AVRA. The shareholders of the SSI Parties will own 95% of the common stock of post-transaction AVRA and the current shareholders of AVRA will own 5% of the common stock of post-transaction AVRA. In addition, there will be changes in composition of the board of directors, implementation of corporate governance policies and changes in management, all with a view to listing the common stock of AVRA on the Nasdaq Stock Market, LLC or another National Securities Exchange. In addition, AVRA will change its name to “SS Innovations, Inc.”

Consummation of the Transaction is subject to, among other matters, the negotiation and execution of definitive agreements and documentation, containing, in addition to the above terms, terms and conditions customary for agreements of this type and nature, including, without limitation, representations, warranties, and indemnities of the parties.

Consummation of the Transaction is also subject to completion of a due diligence review by each party of the other, the results of which shall be satisfactory to the reviewing parties in their sole discretion.

Given the foregoing, there can be no assurance given that the Company will be able to successfully complete the Transaction.

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $900,000 (the “Interim Financing”). The Interim Financing is evidenced by a one-year $1,000,000 Automatically Convertible Note made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Note”). Interest on the Cardio Note shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Note has an original issue discount of 10%. If the Cardio Note is not repaid in full on or at maturity, it will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Note divided by $100 million. The Cardio Note contains customary default provisions and other typical terms and conditions.

We may make additional advances to the SSI Parties of up to an aggregate principal amount of $5,000,000 of Interim Financing, evidenced by additional Cardio Notes. These Cardio Notes will be substantially similar in form and substance to the first Cardio Note, provided, however, that Cardio Notes issued in excess of an aggregate principal amount of $2.000,000, will have an original issue discount of 6% as opposed to 10%, and the valuation for determining conversion will be $250 million as opposed to $100 million.

In order to fund the Interim Financing, the Company offered and sold to a single accredited investor, a $1,000,000 one-year convertible promissory note (the “Convertible Note”). The Convertible Note will have the same interest rate and payment terms as the Cardio Note and otherwise be substantially similar to the Cardio Note, provided, however, that the Convertible Note does not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Note will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Note by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Sudhir and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Note was issued in a private transaction pursuant to the exemptions from registration under the Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

In August 2022 the Company sold 1,000,000 shares of common stock at a price of $0.25 per share receiving proceeds of $250,000.