Form 10-Q
period 2021-03-31
AVRA Medical Robotics, Inc.
filed 2022-11-04
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

There were 39,197,099 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of November 1, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

AS ON MARCH 31, 2021

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$316,813	$160,709
Other prepaid expenses and deposit	$2,291	$2,290
Total Current Assets	$319,104	$162,999

EQUIPMENT:
Equipment	$98,592	$98,592
Accumulated depreciation	$(66,602)	$(60,385)
Total Equipment, net	$31,990	38,207

INVESTMENT:
Investment in Avra Air LLC	$115,542	$115,542

OTHER ASSETS:
Website	$36,122	$36,122
Accumulated amortization	$(36,122)	$(35,000)
Total Other Assets, net	$-	$1,122

TOTAL ASSETS	$466,635	$317,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$103,440	$131,719
Accrued compensation
Accrued expenses	$927,700	$860,200
Notes payable - related party	$195,000	$195,000
Total Current Liabilities	$1,226,140	$1,186,919

Commitments and contingencies (see Note 8)

STOCKHOLDER’S DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-

Common stock, 100,000,000 shares authorized, $.0001 par value, 26,746,971 and 25,721,971 issued and outstanding at March 31, 2021, and December 31, 2020 respectively	$2,675	$2,572
Common stock liability, 345,480 and 289,697 shares, $.0001 par value at March 31, 2021 and December 31, 2020, respectively	$151,434	$100,925
Additional paid-in capital	$6,380,190	$6,021,201
Accumulated Deficit	$(7,293,803)	$(6,993,747)
Total Stockholders’ Deficit	$(759,504)	$(869,049)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$466,635	$317,870

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE QUARTERLY PERIOD ENDED MARCH

(Unaudited)

	2021	2020

Revenues	$-	$-

OPERATING EXPENSES
Research and Development	$-	$2,000
Compensation Expense	$219,600	$223,944
General and Administrative	$80,478	$80,727
Total Operating Expenses	$300,078	$306,671

OTHER INCOME AND (EXPENSES)
Interest Earned	$22	$-
Interest Expense	$-	$(344)
Total Other Income and (Expenses), net	$22	$(344)

Loss before Income Taxes	$(300,056)	$(307,015)

Provision for Income Taxes	$-	$-

NET LOSS	$(300,056)	$(307,015)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	26,261,471	22,976,445

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 and 2020

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)
Stock based compensation expense	-	-	-	-	$37,674	-	$37,674
Stock issued for services	60,000	$6	-	-	$181,136	-	$181,142
Security Offerings	940,000	$94			$117,964	-	$118,058
Common stock issuable for services			80,783	$72,726	-	-	$72,726
Common stock issued	25,000	$3	(25,000)	$(22,218)	$22,215	-	-
Net loss	-	-	-	-	-	$(300,056)	$(300,056)

BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	$6,380,190	$(7,293,803)	$(759,504)

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,058	$(5,869,066)	$(1,063,258)

Stock based compensation expense	-	-	-	-	$126,059	-	$126,059
Stock issued for services	1,013,334	$101	-	-	$119,899	-	$120,000
Stock warrants	122,200	$12	-	-	$203,832	-	$203,844
Common stock issuable for services			(13,901)	(170,938)	-	-	$(170,938)
Net loss	-	-	-	-	-	$(307,015)	$(307,015)

BALANCE AT MARCH 31, 2020	22,992,752	$2,299	115,008	$83,626	$4,998,848	$(6,176,081)	$(1,091,308)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERLY PERIOD ENDED MARCH

(Unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(300,056)	$(307,015)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	$7,339	$9,358
Stock compensation expense	$174,600	$178,945
Non-cash interest	$-	$-
Changes in operating assets and liabilities:
Prepaid expenses	$-	$4,000
Accounts payable and accrued expenses	$39,220	$64,358
Net Cash Used in Operating Activities	$(78,896)	$(50,354)

INVESTING ACTIVITIES:
Equipment acquisition	$-	$(4,000)
Net Cash Used in Investing Activities	$-	$(4,000)

FINANCING ACTIVITIES:
Proceeds from securities offering	$235,000	$-
Proceeds from related party	$-	$101,000
Proceeds from promissory notes	$-	$(65,000)
Net Cash Provided by Financing Activities	$235,000	$36,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$156,104	$(18,354)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$160,709	$28,474

CASH AND CASH EQUIVALENTS - END OF PERIOD	$316,813	$10,120

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$344
Cash received for interest	$22	$-

Non-cash financing activities:
Related party note payable converted into common stock	$-	$100,000
Promissory note converted into common stock	$-	$20,000
Reduction of account payable and equipment	$4,743	$25000

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2020 Annual Report on Form 10-K (“2020 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended March 31, 2021.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At March 31, 2021, the Company’s stockholders’ deficit was $759,504 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and 2020, $54,314 and $0 were in excess of the FDIC insured limit respectively.

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

NOTE 5– INCOME TAXES

The Company’s deferred tax assets at consist of net operating loss carry forwards of $4,393,785 Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2021 total of $0. The increase in the valuation allowance balance for the three months ended March 31, 2021 of $26,615 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2021 and 2020.

At March 31, 2021 and December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2021 and December 31, 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

During the first quarter 2021, 1,025,000 shares at a value ranging from $0.89-$1.07 per share were issued for services rendered.

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

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended March 31, 2021 and 2020, $37,674 and $126,059 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $217,229 as of March 31, 2021. This amount will be recognized over a period of 42 months expiring September 30, 2024.

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

For options granted February 1, 2019: Volatility 50.58%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted April 1, 2019: Volatility 48.52%, term 3 yrs, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share.

For options granted August 1, 2019: Volatility 62.43%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

For options granted October 1, 2019: Volatility 48.57%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share.

For options granted December 1, 2019: Volatility 61.91%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.00 per share.

The grant date fair value of options granted during the year of 2020 were estimated on the grant date using the Black-Scholes model with the following assumptions:

For options granted March 1, 2020 the fair market value is $0.45, exercise $0.25, rate 2%, and volatility 39.73%.

No options were granted during the first three months of 2021

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

On July 1, 2022 the Company issued 27,250 shares of common stock to its patent attorney per their fee agreement.

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

On July 25, 2022 the Directors and Shareholders holding a majority of the issued and outstanding common shares of the Company adopted, by joint written consent, a resolution to increase the Company’s common stock reserved for issuance under the Company’s 2016 Incentive Stock Plan to 20,000,000.

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $990,000 (the “Interim Financing”). The Interim Financing is evidenced by two notes, one for $100,000 and one for $1,000,000. Both are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

We may make additional advances to the SSI Parties of up to an aggregate principal amount of $5,000,000 of Interim Financing, evidenced by additional Cardio Notes. These Cardio Notes will be substantially similar in form and substance to the first Cardio Notes, provided, however, that Cardio Notes issued in excess of an aggregate principal amount of $2.000,000, will have an original issue discount of 6% as opposed to 10%, and the valuation for determining conversion will be $250 million as opposed to $100 million.

In order to fund the Interim Financing, the Company offered and sold to two accredited investors, $1,000,000 and $100,000 one-year convertible promissory notes (the “Convertible Notes”). The Convertible Notes will have the same interest rate and payment terms as the Cardio Notes and otherwise be substantially similar to the Cardio Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Notes will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Sudhir and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Notes were issued in a private transaction pursuant to the exemptions from registration under the Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

In August 2022 the Company sold 1,000,000 shares of common stock at a price of $0.25 per share receiving proceeds of $250,000.

In September 2022 and thru the date of this document, the Company sold 1,631,000 shares of common stock at a price of $0.25 per share receiving proceeds of $407,750.

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

The following table provides selected balance sheet data for our Company at March 31, 2021 (unaudited) and December 31, 2020:

Balance Sheet Data	As of	As of
	March 31,	December 31,
	2021	2020

Cash	$316,813	$160,709
Total Assets	$466,635	$317,870
Total Liabilities	$1,226,140	$1,186,919
Total Stockholders’ Deficit	$(759,504)	$(869,049)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2021, as compared to three months ended March 31, 2020

Revenues. We had no revenues during either the three months ended March 31, 2021 or the three months ended March 31, 2020.

Research and Development Expenses. Research and development expenses during the three months ended March 31, 2021 were $0, as compared to $2,000 for the three months ended March 31, 2020. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

Compensation Expense. We had compensation expense of $219,600 and $223,944 during the three months ended and no revenues during either the three months ended March 31, 2021 and March 31, 2020, respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $80,477 and $80,727 in general and administrative expenses during the three months ended March 31, 2021 and March 31, 2020, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income/Expenses. We had $22 interest earned in the first three quarters of 2021 as compared to $344 of other expenses during the three months ended March 31, 2020 consisting of interest expense related to loans.

Net Loss. We incurred a net loss of $300,056 for the three months ended March 31, 2021, as compared to a net loss of $307,015 for the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 21, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2021, the Company issued 940,000, shares without registration under the Securities Act of 1933, as amended (the “Securities Act”). These shares were issued to 4 investors at a value of $0.25 per share.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: November 3, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)