Form 10-Q
period 2021-06-30
AVRA Medical Robotics, Inc.
filed 2022-11-04
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

There were 39,197,099 shares of common stock, $0.0001 par value, of the Registrant issued and outstanding as of November 1, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,565	$160,709
Other prepaid expenses and deposit	2,291	2,290
Total Current Assets	309,856	162,999

EQUIPMENT:
Equipment	98,592	98,592
Accumulated depreciation	(71,801)	(60,385)
Total Equipment, net	26,790	38,207

INVESTMENT:
Investment in Avra Air LLC	103,392	115,542

OTHER ASSETS:
Website	36,122	36,122
Accumulated amortization	(36,122)	(35,000)
Total Other Assets, net	-	1,122

TOTAL ASSETS	$440,038	$317,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$107,771	$131,719
Accrued expenses	995,200	860,200
Notes payable - related party	195,000	195,000
Total Current Liabilities	1,297,971	1,186,919

Commitments and contingencies (see Note 8)

STOCKHOLDER’S DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value par value, none issued or outstanding
	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 27,125,349 and 25,721,971 issued and outstanding at June 30, 2021 and December 31, 2020 respectively	$2,712	$2,572
Common stock liability, 413,172 and 289,697 shares, $.0001 par value at June 30, 2021 and December 31, 2020, respectively	245,958	100,925
Additional paid-in capital	6,599,513	6,021,201
Accumulated Deficit	(7,706,116)	(6,993,747)
Total Stockholders’ Deficit	(857,933)	(869,049)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$440,038	$317,870

See accompanying notes to unaudited Condensed Financial Statement

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
Research and Development	1,000	-	1,000	2,000
Compensation Expense	326,035	151,487	545,636	375,432
General and Administrative	85,316	68,501	165,794	149,227
Total Operating Expenses	412,352	219,988	712,429	526,659

OTHER INCOME AND (EXPENSES)
Interest Earned	38	-	60	-
Interest Expense	-	(313)	-	(657)
Total Other Income and (Expenses), net	38	(313)	60	(657)

Loss before Income Taxes	(412,314)	(220,301)	(712,369)	(527,316)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(412,314)	$(220,301)	$(712,369)	$(527,316)

Loss per common share - basic and diluted	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding - basic and diluted	26,986,656	21,427,546	26,636,454	22,984,643

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Common		Additional		Total
	Common Stock		Stock to be Issued		Paid-In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)
Stock based compensation expense	-	-	-	-	37,674	-	37,674
Stock issued for services	60,000	6	-	-	1,81,136	-	1,81,142
Security Offering	940,000	94	-	-	117,964	-	118,058
Common stock issuable for services			80,783	72,726	-	-	72,726
Common stock issued	25,000	3	(25,000)	(22,217)	22,215	-	-
Net loss	-	-	-	-	-	(300,056)	(300,056)

BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	$6,380,190	$(7,293,803)	$(759,504)
Stock based compensation expense	-	-	-	-	30,254	-	30,254
Stock issued for services	1,10,000	11			89,544		89,555
Common stock issuable for services			1,56,070	1,65,861	-	-	1,65,861
Common stock issued	88,378	9	(88,378)	(71,337)	71,328	-	-
Security Offering	180,000	18			28,197	-	28,215
Net loss	-	-	-	-	-	(412,314)	(412,314)

BALANCE AS AT JUNE 30, 2021	27,125,349	$2,712	413,172	$245,958	$6,599,513	$(7,706,116)	$(857,933)

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,058	$(5,869,066)	$(1,063,258)

Stock based compensation expense	-	-	-	-	126,059	-	126,059
Stock issued for services	1,013,334	101	-	-	119,899	-	120,000
Stock warrants	122,200	12	-	-	203,832	-	203,844
Common stock issuable for services			(13,901)	(170,938)	-	-	(170,938)
Net loss	-	-	-	-	-	(307,015)	(307,015)

BALANCE AT MARCH 31, 2020	22,992,752	$2,299	115,008	$83,626	$4,998,848	$(6,176,081)	$(1,091,308)

Stock based compensation expense	-	-	-	-	32,905	-	32,905
Common stock issuable for services			257,133	73,582	-	-	73,582
Net loss	-	-	-	-	-	(220,301)	(220,301)
BALANCE AS AT JUNE 30, 2020	22,992,752	$2,299	372,141	$157,208	$5,031,753	$(6,396,382)	$(1,205,122)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(712,369)	$(527,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,538	18,716
Stock compensation expense	455,636	285,432
Non-cash interest	-	-
Changes in operating assets and liabilities:
Prepaid Expenses		4,000
Accounts payable and accrued expenses	111,052	147,980
Net Cash Used in Operating Activities	(133,144)	(71,188)

INVESTING ACTIVITIES:
Equipment acquisition	-	(4,000)
Investment in Avra Air LLC	12,150	-
Net Cash Used in Investing Activities	12,150	(4,000)

FINANCING ACTIVITIES:
Proceeds from related party	-	112,500
Proceeds from promissory notes	-	(65,000)
Proceeds from SBA	-	4,630
Proceeds from securities offering	267,850	-
Net Cash Provided by Financing Activities	267,850	52,130

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	146,856	(23,058)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	160,709	28,474

CASH AND CASH EQUIVALENTS - END OF PERIOD	$307,565	$5,416

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$657
Cash received for interest	$60	$-

Non-cash financing activities:
Related party note payable converted into common stock	$-	$100,000
Promissory note converted into common stock	$-	$20,000
Reduction of account payable and equipment	$4,743	$25,000

See accompanying notes to unaudited Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At June 30, 2021, the Company’s stockholders’ deficit was $857,933 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and 2020, $24,327 and $0 were in excess of the FDIC insured limit respectively.

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

NOTE 5 – INCOME TAXES

The Company’s deferred tax assets at June 30, 2020 consist of net operating loss carry forwards of $4,395,785. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of June 30, 2020 total of $0. The increase in the valuation allowance balance for the six months ended June 30, 2021 of $50,489 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the six months ended June 30, 2021 and 2020.

At June 30, 2021 and December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2021 and December 31, 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On July 1, 2019, 79,672 shares at a value ranging from $1.25-$2.76 per share were issued for services rendered

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

During the second quarter 2021, 378,378 shares at a value ranging from $0.89-$1.02 per share were issued for services rendered.

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

During the three months ended June 30, 2021 and 2020, $30,254 and $106,487 respectively, of expensed stock options has been recorded as stock-based compensation. During the six months ended June 30, 2021 and 2020, $67,928 and $158,964, respectively, of expensed stock options has been recorded as stock-based compensation. The total amount of unrecognized compensation cost related to non-vested options was $186,975 as of June 30, 2021. This amount will be recognized over a period of 39 months expiring September 30, 2024.

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

No options were granted during the first six months of 2021

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

The following table provides selected balance sheet data for our Company at June 30, 2021 (unaudited) and December 31, 2020:

Balance Sheet Data:	As of	As of
	June 30,	December 31,
	2021	2020

Cash	$307,565	$160,709
Total Assets	$440,038	$317,870
Total Liabilities	$1,297,971	$1,186,919
Total Stockholders’ Deficit	$(857,933)	$(869,049)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended June 30, 2021, as compared to three months ended June 30, 2020

Revenues. We had no revenues during either the three months ended June 30, 2021 or the three months ended June 30, 2020.

Research and Development Expenses. Research and development expenses during the three months ended June 30, 2021 and June 30, 2020 were $1,000 and 0.

General and Administrative Expenses. We incurred $85,316 and $68,501 in general and administrative expenses during the three months ended June 30, 2021 and June 30, 2020, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expense of $326,035 and $151,487 during three months ended June 30, 2021 and June 30, 2020, respectively. This include compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We have $38 interest earned in three months ended June 2021 as compare to $313 of interest expenses during the three months ended June 30, 2020.

Net Loss. We incurred a net loss of $412,314 for the three months ended June 30, 2021, as compared to a net loss of $220,301 for the three months ended June 30, 2020. The decrease in net loss from the 2020 quarter to the 2021 quarter is in large part due to increase in stock-based compensation expense.

Six months ended June 30, 2021, as compared to six months ended June 30, 2020

Revenues. We had no revenues during either the six months ended June 30, 2021 or the six months ended June 30, 2020.

Research and Development Expenses. Research and development expenses during the six months ended June 30, 2021 were $1,000, as compared to $2,000 for the six months ended June 30, 2020. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $165,794 and $149,227 in general and administrative expenses during the six months ended June 30, 2021 and June 30, 2020, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expense of $545,636 and $375,432 during the six months ended June 30, 2021 and June 30, 2020, respectively. This includes compensation for the management staff and stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We have $60 interest earned in six months ended June 2021 as compare to $657 of interest expenses during the six months ended June 30, 2020.

Net Loss. We incurred a net loss of $712,369 for the six months ended June 30, 2021, as compared to a net loss of $527,316 for the six months ended June 30, 2020. The decrease in net loss from the 2020 period to the 2021 period is in large part due to decreases in stock-based compensation expense.

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

During the period from inception (February 4, 2015) through June 30, 2021, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, from December 2018 thru June 2021, the Company obtained fourteen loans from Barry F. Cohen, our Chief Executive Officer totaling $468,500. The loans were due 12 months from funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units including one loan for $100,000 which was used to exercise a stock option for 1,000,000 shares held by Mr. Cohen.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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