Form 10-Q
period 2021-09-30
AVRA Medical Robotics, Inc.
filed 2022-11-04
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,195	$160,709
Other prepaid expenses and deposit	2,291	2,290
Total Current Assets	207,485	162,999

EQUIPMENT:
Equipment	98,592	98,592
Accumulated depreciation	(75,068)	(60,385)
Total Equipment, (net)	23,524	38,207

INVESTMENT
Investment in Avra Air LLC	103,392	115,542

OTHER ASSETS:
Website	36,122	36,122
Accumulated amortization	(36,122)	(35,000)
Total Other Assets, (net)	0	1,122

TOTAL ASSETS	$334,401	$317,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$103,198	$131,719
Accrued compensation
Accrued expenses	1,027,700	860,200
Notes payable - related party	145,000	195,000
Promissory notes
Total Current Liabilities	1,275,898	1,186,919
Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding	-	-

Common stock, 100,000,000 shares authorized, $.0001 par value, 28,523, 954 and 25,721,971 issued and outstanding at September 30, 2021 and December 31, 2020 respectively	2,852	2,572
Common stock liability, 645,478 and 289,697 shares, $.0001 par value at September 30, 2021 and December 31, 2020, respectively	441,160	100,925
Additional paid-in capital	6,738,817	6,021,201
Accumulated deficit	(8,124,326)	(6,993,747)
Total Stockholders’ Deficit	(941,496)	(869,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$334,401	$317,870

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	-	-	1,000	2,000
Compensation Expense	266,746	273,415	812,381	680,102
General and Administrative	151,493	101,798	317,286	219,770
Total Operating Expenses	418,238	375,213	1,130,668	901,872

OTHER INCOME AND (EXPENSES)
Interest Earned	29	-	89	-
Interest Expense	-	(313)	-	(969)
Total Other Income and (Expenses),net	29	(313)	89	(969)

Loss before income tax taxes	(418,209)	(375,526)	(1,130,579)	(902,841)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(418,209)	$(375,526)	$(1,130,579)	$(902,841)

Loss per common share - basic and diluted	(0.02)	(0.02)	(0.04)	(0.04)

Weighted average common shares outstanding - basic and diluted	27,670,671	22,092,752	26,984,322	22,092,673

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)
Stock based compensation expense	—	—	—	—	$37,674	—	$37,674
Conversion of debt to equity	—	—	—	—	—	—	—
Stock issued for services	60,000	$6	—	—	$181,136	—	$181,142
Common Stock issuable for services	—	—	80,783	$72,726	—	—	$72,726
Security Offerings	940,000	$94	—	—	$117,964	—	$118,058
Common stock issued	25,000	$3	(25,000)	$(22,218)	$22,215	—
Net loss	—	—	—	—	—	$(300,056)	$(300,056)

BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	6,380,190	$(7,293,803)	$(759,504)
Stock based compensation expense	—	—	—	—	$30,254	—	$30,254
Stock issued for services	110,000	$11	—	—	$89,544	—	$89,555
Security Offerings	180,000	$18	—	—	$28,197	—	$28,215
Common Stock issuable for services	—	—	156,070	$165,861	—	—	$165,861
Conversion of debt to equity		—	—	—
Common stock issued	88,378	$9	(88,378)	$(71,337)	$71,328

Net loss	—	—	—	—	—	(412,314)	(412,314)

BALANCE AS AT JUNE 30, 2021	27,125,349	$2,712	413,172	$245,958	6,599,513	$(7,706,116)	(857,933)
Stock based compensation expense	1,013,990	$101	—	—	$89,343	—	89,444
Common Stock issuable for services	—	—	232,306	$195,202	—	—	195,202
Conversion of debt to equity	384,615	$38			$49,961		50,000
Net loss	—	—	—	—	—	(418,209)	(418,209)
BALANCE AS AT SEPTEMBER 30, 2021	28,523,954	$2,852	645,478	$441,160	$6,738,817	$(8,124,326)	$(941,496)

BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,058	$(5,869,066)	$(1,063,258)
			—	—
Stock based compensation expense					126,059		126,059
Stock issued for services	1,013,334	101			119,899		120,000
Stock warrants	122,200	12			203,832		203,844
Common Stock issuable for services			(13,901)	(170,938)			(170,938)
Net loss						(307,015)	(307,015)

BALANCE AT MARCH 31, 2020	22,992,752	$2,299	115,008	$83,626	$4,998,848	(6,176,081)	$(1,091,308)

Stock based compensation expense					32,905		32,905
Common Stock issuable for services			257,133	73,582			73,582
Net loss						(220,301)	(220,301)

BALANCE AS AT JUNE 30, 2020	22,992,752	$2,299	372,141	157,208	5,031,753	(6,396,382)	(1,205,122)

Stock based compensation expense					213,341		213,341
Common Stock issuable for services			173,311	46,328			46,328
Net loss	—	—	—	—		(376,526)	(375,526)

BALANCE AS AT SEPTEMBER 30, 2020	22,992,752	$2,299	545,452	203,536	5,245,094	(6,771,908)	(1,320,979)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,130,579)	$(902,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,805	28,074
Stock compensation expense	677,381	545,102
Changes in operating assets and liabilities:
Prepaid Expenses	-	4,000
Accounts payable, notes payable and accrued expenses	188,979	241,046
Net Cash Used in Operating Activities	(248,414)	(84,619)

INVESTING ACTIVITIES:
Equipment acquisition		(4,000)
Investment in Avra Air LLC	12,150
Net Cash Used in Investing Activities	12,150	(4,000)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,900	0
Proceeds from related party	-	121,200
Proceeds from promissory notes		(65,000)
Proceeds from SBA	-	4,630
Proceeds from securities offering	267,850	0

Net Cash Provided by Financing Activities	280,749	60,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,486	(27,789)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	160,709	28,474

CASH AND CASH EQUIVALENTS - END OF PERIOD	205,195	685

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	-	969
Cash received for interest	89	0
Non-cash financing activities:
Related party note payable converted into common stock	50,000	100,000
Promissory note converted into common stock	-	20,000
Reduction of account payable and equipment	4,743	25,000

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2020 Annual Report on Form 10-K (“2020 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2021.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At September 30, 2021, the Company’s stockholders’ deficit was $8,124,326 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021 and 2020, $0 were in excess of the FDIC insured limit.

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

NOTE 5 – INCOME TAXES

The Company’s deferred tax assets at September 30, 2020 consist of net operating loss carry forwards of $4,393,785. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of September 30, 2020 total of $0. The increase in the valuation allowance balance for the nine months ended September 30, 2021 of $74,731 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2021 and December 31, 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

During third quarter several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 543,375 shares of common   stock. Also 86,000 shares has exercised through stock option and 384,615 exercised through accrued payroll.

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued..

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

During the three months ended September 30, 2021 and 2020, $26,544 and $213,341  respectively, for stock based compensation. During the nine months ended September 30, 2021 and 2020, $94,472 and $508,850, respectively, of expensed stock options has been recorded as stock-based compensation on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $160,431 as of September 30, 2021. This amount will be recognized over a period of 36 months expiring September 30, 2024.

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

No options were granted during the first nine months of 2021

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

In September and October 2022 the Company sold 691,000 shares of common stock at a price of $0.25 per share receiving proceeds of $172,750.

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

The following table provides selected balance sheet data for our Company at September 30, 2021 (unaudited) and December 31, 2020:

Balance Sheet Data:	As of September 30,	As of December 31,
	2021	2020
Cash	$205,195	$1,60,709
Total Assets	$334,401	$3,17,870
Total Liabilities	$1,275,898	$1,186,919
Total Stockholders’ Deficit	$(941,496)	$(869,049)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended September 30, 2021, as compared to three months ended September 30, 2020

Revenues. We had no revenues during either the three months ended September 30, 2021 or the three months ended September 30, 2020.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2021 and September 30, 2020 were $0.

General and Administrative Expenses. We incurred $151,493 and $101,798 in general and administrative expenses during the three months ended September 30, 2021 and September 30, 2020, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expense of $266,746 and $273,415 during three months ended September 30, 2021 and September 30, 2020, respectively. This include compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We have earned $29 interest in three months ended September 2021 as compare to $313 of interest expenses during the three months ended September 30, 2020.

Net Loss. We incurred a net loss of $418,209 or $0.02 per share (based on 27,670,671 weighted average shares outstanding) for the three months ended September 30, 2021, as compared to a net loss of $375,526 or $0.02 per share (based on 22,092,752 weighted average shares outstanding) for the three months ended September 30, 2020. The increase in net loss from the 2020 quarter to the 2021 quarter is in large part due to increase in General and Administrative Expenses.

Nine months ended September 30, 2021, as compared to nine months ended September 30, 2020

Revenues. We had no revenues during either the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2021 were $1,000, as compared to $2,000 for the nine months ended September 30, 2020. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $317,286 and $219,770 in general and administrative expenses during the nine months ended September 30, 2021 and September 30, 2020, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expense of $812,381 and $680,102 during nine months ended September 30, 2021 and September 30, 2020, respectively. This include compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We have $89 interest earned in nine months ended September 2021 as compare to $969 of interest expenses during the nine months ended September 30, 2020.

Net Loss. We incurred a net loss of $1,130,579 for the nine months ended September 30, 2021, as compared to a net loss of $902,841 for the nine months ended September 30, 2020. The increase in net loss from the 2020 period to the 2021 period is in large part due to decreases in stock-based compensation expense.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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