Form 10-K
period 2021-12-31
AVRA Medical Robotics, Inc.
filed 2022-11-04
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of November 1, 2022, was 39,197,099 shares.

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

Recent Developments

On August 5, 2022, AVRA entered into a non-binding letter of intent with Dr. Sudhir Srivastava (“Dr. Srivastava”), Cardio Ventures Pvt. Ltd., a Bahamian private limited company of which Dr. Srivastava is the sole stockholder(“Cardio”), Otto Pvt, Ltd., a Bahamian private limited company and direct subsidiary of Cardio (“Otto”) and Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company and indirect subsidiary of Cardio (“SSI,” and together with Cardio and Otto, the “SSI Parties”) with respect to a business combination between AVRA and the SSI Parties (the “Transaction”). SSI, based in Haryana, India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Srivastava (the “SSI Intellectual Property”).

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $990,000 (the “Interim Financing”). The Interim Financing is evidenced by two notes, one for $100,000 and one for $1,000,000. Both are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr. Srivastava, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

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

In order to fund the Interim Financing, the Company offered and sold to two accredited investors, $1,000,000 and $100,000 one-year convertible promissory notes (the “Convertible Notes”). The Convertible Notes will have the same interest rate and payment terms as the Cardio Notes and otherwise be substantially similar to the Cardio Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Notes will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Srivastava and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

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

Unlike in a passive, static environment, humans dynamically change their motion, force, and immediate purpose throughout a procedure. These changes can be caused by something as simple as physiologic movement (e.g., a patient breathing during surgery), or as complex as the motions of a surgeon suturing during surgery. During physical interaction with a robot, the human is an integral part of a closed-loop feedback system, simultaneously exchanging information and energy with the robotic system, and thus cannot simply be thought of as an external system input002E

In addition, the loop is often closed with both human force and visual feedback, each with its own errors and delays that can potentially cause challenges in a human-robot system. Given these problems, how does one guarantee safe, collaborative and useful physical interaction between robots and humans? To date, no existing systems provide the user with an ideal experience of physically interacting with a robot. Device design and control are essential to the operation of all medical and health robots, since they interact physically with their environment.

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

As of November 1, 2022, we had 39,197,099 shares of common stock issued and outstanding and 181 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,116,000 shares	(1)	$0.528	4,074,000 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	5,116,000 shares	(1)	$0.528	4,074,000 shares	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2021, the Company issued and sold the following shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

The following table provides selected financial data about our Company at December 31, 2020 and December 31, 2019:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2021	2020
Cash	$405,774	$160,709
Total Assets	$428,607	$317,870
Total Liabilities	$287,281	$1,186,919
Total Stockholders’ Deficit	$141,326	$(869,049)

To date, the Company has relied on debt and equity raised in private offerings to finance operations and no other source of capital has been identified or sought. If we experience a shortfall in operating capital we could be faced with having to limit our research and development and marketing activities.

Year ended December 31, 2021, as compared to year ended December 31, 2020

Revenues. We had no revenues during the years ended December 31, 2021, and December 31, 2020.

Research and Development Expenses. Research and development expenses during year ended December 31, 2021 were $1,000, as compared to $3,000 for the year ended December 31, 2020. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

Compensation Expense. We had compensation expense of $947,237 and $812,190 during year ended 2021 and 2020 respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $458,801 in general and administrative expenses during the year ended December 31, 2021, as compared to $287,737 for the year ended December 31, 2020. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income (Expenses). We have earned $118 during year ended 2021 as compared to a net negative of $(21,754) during 2020. The net negative number for 2020 is primarily attributable to investment loss, offset in part by forgiveness of a PPP loan.

Net Loss. We incurred a net loss of $(1,484,313) for 2021 as compared to a net loss of $(1,124,681) for 2020. The increase in net loss from 2021 to 2020 is primarily a result of the increase in General and administrative expenses and compensation expenses.

Liquidity and Capital Resources

The Company expects to require substantial funds for research and development, to continue to develop its initial proposed medical robotic system. The Company plans to meet its operating cash flow requirements by raising additional funds from the sale of our securities and, if possible, on favorable terms, by entering into development partnerships to assist the Company with its technology development activities.

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

On February 10, 2020, AVRA issued an aggregate 235,000 Units (“Units”) at a price of $1.00 per Unit in a private offering (the “Offering”) to four “accredited investors.” Each Unit consisted of (a) four shares of our common stock (“Shares”); (b) a three-year warrant to purchase five Shares at an exercise price of $0.40 per Share. As a result of the foregoing, the investors were issued an aggregate of 940,000 Shares.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	83	Chief Executive Officer. Acting Chief Financial Officer and Director
Dr. Ray Powers	77	Chief Operating Officer
Farhan Taghizadeh, M.D.	51	Chief Medical Officer
Alen Sands York	91	Director
Ettore Tomasetti	83	Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen,	2021	0			0	0			0	0
Chairman and	2020	180,000	0	0	1,000,000	145,050	0	0	6,000	331,050
Chief Executive Officer(1)	2019	180,000	0	0	750,000	938,584	0	0	6,000	1,124,584

Ray Powers,	2021	0	0	0	0	0	0	0	0	0
Chief Operating Officer	2020	0	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0	0

Farhan Taghizadeh, M.D.,	2021	0	0	60,000	29,167	653	0	0	0	653
Chief Medical Officer(2)	2020	0	0	76,000	0	0	0	0	0	0
	2019	0	0	76,000	0	0	0	0	0	0

Nikhil Shah, M.D.,	2021	0	0	0	16,667	373	0	0	0	373
Chief Strategy Officer(3)	2020	0	0	0	108,000	25,342	0	0	0	25,342
	2019	0	0	300,000	0	0	0	0	0	0

(1)	Pursuant to a conversion agreement with the Company, $39,000 in accrued but unpaid salary due Mr. Cohen at December 31, 2017 was converted into 19,500 shares of our common stock in 2018. As of December 1, 2019 Mr. Cohen was granted an option for 750,000 shares all vesting immediately. Per Mr. Cohen’s renewed employment agreement dated July 1, 2020, he was granted an option for 1,000,000 shares all vesting immediately.

(2)	Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under our 2016 Incentive Stock Plan and a grant of 5,000 shares under our 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity. As of May 1, 2019, the 5,000 shares per month was increased to 7,000 shares per month. As of September 15, 2020 the number of shares per month was reduced to 5,000 per month. On October 1, 2021 Dr. Taghizadeh was awarded an option for 350,000 shares, vesting in equal monthly installments over 36 months.

(3)	Dr. Shah became our Chief Strategy Officer on March 1, 2018, at which time he was awarded a stock grant of 300,000 shares, with 60,000 of those shares vesting on each yearly anniversary of his employment date, as long as he remains employed by the Company. On May 1, 2018, Dr. Shah was awarded an option for 250,000 shares of common stock under our 2016 Incentive Stock Plan vesting in equal monthly installments over 36 months. On April 15, 2019, Dr. Shah was awarded a stock grant of 300,000 shares, with 100,000 of those shares vesting on each yearly anniversary of the award date, as long as he remains employed by the Company. Dr. Shah was granted an option for 108,000 shares on March 1, 2020 vesting in equal monthly installments over 36 months. Dr. Shah stepped down as an executive officer effective March 1, 2020, but has continued as our Chief Strategy Officer in an advisory capacity. On October 1, 2021 Dr. Shah was awarded an option for 200,000 shares, vesting in equal monthly installments over 36 months.

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

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2021.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market value of shares of stock that have not vested*

Barry F. Cohen	750,000	750,000	$1.00	12/1/2024	0	0
Barry F. Cohen	389,000	389,000	0.25	3/1/2025	0	0
Barry F. Cohen	1,000,000	1,000,000	$0.25	7/1/2025	0	0
Barry F. Cohen	390,000	390,000	$0.25	12/22/2025	0	0
Barry F. Cohen	1,000,000	1,000,000	$0.25	10/1/2026	0	0
Dr. Ray Powers (1)	0	0	$		0	0
Farhan Taghizadeh, M.D.(2)	29,167	350,000	$0.25	10/01/2026	320,833	653
Nikhil L. Shah, D.O.(3)	250,000	250,000	$1.25	05/01/2023	0	0
Nikhil L. Shah, D.O.(3)	66,000	108,000	$0.25	03/01/2025	42,000	15,487
Nikhil L. Shah, D.O.(3)	16,667	200,000	$0.25	10/01/2026	183,333	373

(1) (2) (3)

Dr. Powers exercised 75,000 options on July 27, 2021.

Dr. Taghizadeh exercised 36,000 options on July 27, 2021.

Dr. Shah stepped down as an executive officer effective March 1, 2020. Dr. Shah exercised 102,361 options on July 27, 2021.

Compensation of Directors

On March 1, 2020 our Director Mr. Peter Carnegie resigned and was replaced on the same date by Mr. Ettore Tomassetti.

On March 1, 2020 both of our Independent Directors received an Option for 36,000 restricted common shares of our Company with an exercise price of $0.25 per share and vesting equally over 36 months.

On October 1, 2021 both of our Independent Directors received an Option for 50,000 restricted common shares of our Company with an exercise price of $0.25 per share and vesting equally over 36 months.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan (the “2016 Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Plan to 20,000,000 shares of common stock. As of the date of this report, we have granted options to purchase 16,056,000 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 3,113,000 shares in stock grants. As of December 31, 2021, the Company has granted options to purchase 7,815,361 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 2,903,000 shares in stock grants.

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

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*
Barry F. Cohen (1)	22,917,768	54.75
Avra Acquisitions, LLC	908,700	2.32
Dr. Ray Powers(2)	89,444	**
Farhan Taghizadeh , M.D.(3)	997,944	2.52
Alen Sands York(4)	565,188	1.44
Ettore Tomasetti(5)	103,444	**
All directors and executive officers as a group (five persons)	25,582,488	61.53

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

**	Less than 1%.

(1)	Includes 22,917,768 shares owned by Mr. Cohen directly of which 8,319,000 are shares issuable upon the exercise of stock options, and 908,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.

(2)	Includes 89,444 shares owned by Dr. Powers directly.

(3)	Includes 997,944 shares owned by Dr. Taghizadeh directly of which 606,944 are shares issuable upon the exercise of stock options.

(4)	Includes 565,188 shares owned by Mr. York directly of which 52,444 are shares issuable upon the exercise of stock options.

(5)	Includes 103,444 shares owned by Mr. Tomassetti directly of which 52,444 are shares issuable upon the exercise of stock options.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,926,000 shares	(1)	$0.528	4,074,000shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	5,926,000 shares	(1)	$0.528	4,074,000 shares	(1)

(1)	Represents shares of common stock under the 2016 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We describe below transactions since January 1, 2019, to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ending December 31, 2021; and any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation — Outstanding Equity Awards at Year-End” for a description of these stock options.

We are party to an employment agreement with our Chief Executive Officer, which, among other matters, provides for certain severance and change in control benefits. See the section titled “Executive Compensation— Employment Agreement” for a description of this agreement.

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

In July 2021 the Company issued a total of 90,987 shares to Dr, Nikhil Shah, Chief Strategy Officer, with an exercise price of $0.15 per option as a result of a ‘cashless’ exercise of an option for 102,361 shares.

In July 2021 the Company issued a total of 32,000 shares to Dr. Farhan Taghizadeh, Chief Medical Officer, with an exercise price of $0.15 per option as a result of a ‘cashless’ exercise of an option for 36,000 shares.

In July 2021 the Company issued a total of 69,444 shares to Dr. Ray Powers, Chief Operating Officer, with an exercise price of $0.15 per option as a result of a ‘cashless’ exercise of an option for 75,000 shares.

In October 2021 the Company issued a total of 390,000 stock options to the Company’s CEO with an exercise price of $0.25 per option for the extension of loans.

In October 2021 the Company issued a total of 350,000 stock options to the Company’s Chief Medical Officer with an exercise price of $0.25 per option.

In October 2021 the Company issued a total of 200,000 stock options to the Company’s Chief Strategy Officer with an exercise price of $0.25 per option.

In October 2021 the Company issued a total of 50,000 stock options to the Company’s Independent Director, Alen York, with an exercise price of $0.25 per option.

In October 2021 the Company issued a total of 50,000 stock options to the Company’s Independent Director, Ettore Tomassetti, with an exercise price of $0.25 per option.

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

Item 14.  Principal Accounting Fees and Services.

BF Borgers CPA PC. (“Borgers”) is our current independent registered public accounting firm and was such for the years ended December 31, 2021 and December 31, 2020.

Audit Fees

Aggregate audit fees billed by Borgers for the years ended December 31, 2021 and December 31, 2020 was $37,000.

Audit-Related Fees

There were no audit-related fees billed by Borgers for the years ended December 31, 2021 and December 31, 2020.

Tax Fees

There were no tax fees billed by Borgers for the years ended December 31, 2021 and December 31, 2020.

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

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer,	November 3, 2022
Barry F. Cohen	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Alen Sands York	Director	November 3, 2022
Alen Sands York

/s/ Ettore Tomassetti	Director	November 3, 2022
Ettore Tomassetti

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AVRA Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AVRA Medical Robotics, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company's auditor since 2021

Lakewood, CO

October 31, 2022

AVRA MEDICAL ROBOTICS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2021		2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$405,774	$160,709
Other prepaid expenses and deposit		$2,291	$2,290
Total Current Assets		408,065	$162,999

EQUIPMENT:	$
Equipment		98,592	$98,592
Accumulated depreciation		$(78,050)	$(60,385)
Total Equipment, net		20,542	$38,207

INVESTMENT: Investment in Avra Air LLC		-	$115,542

OTHER ASSETS:
Website		$36,122	$36,122
Accumulated amortization		$(36,122)	$(35,000)
Total Other Assets, net		-	1,122

TOTAL ASSETS		$428,607	$317,870
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable		$124,581	$131,719
Accrued compensation		-	$671,500
Accrued expenses		$17,700	$188,700
Notes payable - related party		$145,000	$195,000
Promissory notes		-	-
Total Current Liabilities		$287,281	$1,186,919

Commitments and contingencies (see Note 8)

STOCKHOLDERS' DEFICIT:

Preferred stock, 5,000,000 shares authorized, $.0001 par value, none issued or outstanding		-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 37,848,905 and 25,721,971 issued and outstanding at December 31, 2021 and December 31, 2020 respectively		$3,785	$2,572
Common stock liability, 4,265,295 and 289,697 shares, $.0001 par value at December 31, 2021 and December 31, 2020, respectively		$458,519	$100,925
Additional paid in capital		$8,183,082	$6,021,201
Treasury stock		$(26,000)	-
Accumulated deficit		$(8,478,060)	$(6,993,747)
Total Stockholders' Deficit		141,326	$(869,049)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$428,607	$317,870

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020

Revenue	$-	$-

OPERATING EXPENSES
Research and Development	$1,000	$3,000
Compensation Expense	$947,237	$812,190
General and Administrative	$458,801	$287,737
Total Operating Expenses	$1,407,038	$1,102,927

OTHER INCOME AND (EXPENSES)
Gain on forgiveness of PPP Loan	-	$4,630
Investment loss	$(77,392)	$(25,331)
Interest Earned	$118	$6
Interest Expense	-	$(1,059)
Total Other Income and (Expenses), net	$(77,274)	$(21,754)

Loss before income tax taxes	$(1,484,313)	$(1,124,681)

Provision for Income Tax	-	-

NET LOSS	$(1,484,313)	$(1,124,681)

Loss per common share - basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding - basic and diluted	2 8,480,973	23,372,299

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(1,484,313)	$(1,124,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	$18,787	$37,431
Stock compensation expense	$767,237	$434,180
Stock issued for services	$1,107,500
Investment loss	$77,392	$25,331
Gain on forgiveness of PPP Loan	-	$(4,630)
Non-cash interest	-	-
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	-	$4,000
Accounts payable and accrued expenses	$(849,637)	$537,829
Net Cash Used in Operating Activities	$(363,034)	$(90,540)

INVESTING ACTIVITIES:
Investment	-	$(40,000)
Website costs	-	-
Equipment acquisition	-	$(4,000)
Investment in Avra Air LLC	$38,150
Net Cash Used in Investing Activities	$38,150	$(44,000)

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	$130,200
Proceeds from promissory notes	-	$(65,000)
Proceeds from SBA	-	$4,630
Proceeds from private placement	$315,200	$194,845
Proceeds from exercise of stock options	$12,900	$2,100
Proceeds from securities offering	$267,850	-
Treasury stock	$(26,000)	-
Net Cash Provided by Financing Activities	569,949	$266,775

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$245,065	$132,235

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$160,709	$28,474

CASH AND CASH EQUIVALENTS - END OF YEAR	$405,774	$160,709

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$1,059
Cash received for interest	$118	$-

Non-cash financing activities:
Equipment acquisition included in accounts payable	$-	$-
Related party note payable converted into common stock	$50,000	$302,700
Promissory note converted into common stock	$-	$45,000
Stock issued for investment acquisition	$-	$170,000
Reduction of account payable and equipment	$9,543	$25,000

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Common Stock to be issued		Additional Paid-In	Accumulated	Total Shareholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2019	21,857,218	$2,186	128,909	$254,564	$4,549,058	$(5,869,066)	$(1,063,258)

Stock based compensation expense	-	-	-	-	$412,789	-	$412,789
Stock warrants	-	-	-	-	$29,291	-	$29,291

Stock issued for services	436,023	$44	-	-	$195,045	-	$195,089
Exercise of stock options	21,000	$2	-	-	$2,098	-	$2,100
Common stock issuable for services	-	-	160,788	$(153,639)	$165,088	-	$11,449
Conversion of debt to equity	1,810,800	$181	-	-	$302,519	-	$302,700
Private Placement	1,124,708	$112	-	-	$194,730	-	$194,842
Purchase of Investment	472,222	$47	-	-	$169,953	-	$170,000
Net loss	-	-	-	-	-	$(1,124,681)	$(1,124,681)
BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)

Stock based compensation expense	7,413,990	$741	-	-	$862,107	-	$862,849
Common stock issuable for services	-	-	4,745,196	$869,668	-	-	$869,668
Conversion of debt to equity	384,615	$38	-	-	$49,961	-	$50,000
Security Offerings	1,120,000	$112	-	-	$146,161	-	$146,273
Stock issued for services	210,000	$21	-	-	$276,676	-	$276,697
Private Placement	2,229,231	$223	-	-	$314,977	-	$315,200
Treasury stock	-	-	-	-	-	-	$(26,000)
Common stock issued	769,598	$77	(769,598)	$(512,075)	$511,998	-	0
Net loss	-	-	-	-		$(1,484,313)	$(1,484,313)
BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$(8,478,060)	$141,326

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

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At December 31, 2021, the Company’s stockholders’ deficit was $8,400,668 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021 and 2020, $147,460 and $0, respectively, were in excess of the FDIC insured limit.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the year ended December 31, 2021 and 2020 we have not identified specific planned revenue streams.

During the year ended December 31, 2021 and 2020, we did not recognize any revenue.

Equipment

Equipment is recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation are as follows:

Equipment -5 years straight-line

The Company originally purchased medical equipment for a total cost of $75,000 which was 100% financed by the seller. After making several payments, the Company settled with the vendor due to issues with equipment, and was relieved of the $25,000 balance owed as of first quarter 2020. The total amount paid of $50,000 represents the actual cost. During the year 2021, there is no addition.

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

Website

Website is recorded at cost and it has been fully amortized during the year. The Company originally designed a website in February 2018 for a total cost of $36,000 out of which $14,400 was paid via bank transfer and the balance was paid by issuing 24,000 shares. In 2019, the company incurred a small expense of $121.93 which was paid via bank transfer. $36,000 has been amortized using the straight-line method over its estimated life of 3 years, and $121.93 is amortized in this year.

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

Investment in Avra Air- LLC was reduced by $12,150 in the second quarter of 2021 as a result of an investor’s follow-on investment. An impairment charge of $77,392 was then taken in the last quarter of 2021. As the $26,000 remaining balance was paid for in the original investment using Avra Medical shares this remaining balance is considered a buy-back of Avra Medical common shares and are thus treated as treasury shares shown in the equity section of the balance sheet. This results in a $0 cost on the books for this investment.

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

During the years ended 2020 and 2021, 2,643,635 and 1,175,000 warrants, were valued at $471,825 and $912,489 using a black-scholes pricing model and expensed as stock compensation, respectively.

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets at December 31, 2021 consist of net operating loss carry forwards of $4,393,785. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2020 total of $0. The increase in the valuation allowance balance for the year ended December 31, 2021 of $221,827 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2021 and 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

During the first quarter 2021, 1,025,00 shares at a value ranging from $0.89-$1.07 per share were issued for services rendered.

During the second quarter 2021, 378,378 shares at a value ranging from $0.89-$1.02 per share were issued for services rendered.

In July, 2021 several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 629,375 shares of common stock.

During the last quarter 2021, 3,619,817 shares at a value ranging from $0.13-$0.89 per share were issued for services rendered.

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

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the years ended December 31, 2021 and 2020, $159,949 and $412,788, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $94,955 as of December 31, 2021. This amount will be recognized over a period of 33 months expiring September 30, 2024.

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

On October 1, 2021 the Company issued 50,000 stock options to each of its two independent Directors with an exercise price of $0.25 per option.

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

For the years ended, December 31, 2021 and 2020, $-0- had been paid under the Agreement. The balance of the amount owing to the University was fully paid on February 24, 2017 and April 7, 2017. Additionally, a $68,952 matching funds grant from the Florida High Tech Corridor Council (FHTCC) was approved on July 16, 2016 which would provide the University research funds in addition to the Company’s funding obligation to the University. The FHTCC research grant is subject to certain research obligations and action requirements which if not met may result in the loss of the FHTCC research funding. The agreement further provides for the payment of a 1% royalty to the University in any year when the sales of products using the intellectual property exceeds $20,000,000.

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

On August 5, 2022, AVRA entered into a non-binding letter of intent with Dr. Sudhir Srivastava (“Dr. Srivastava”), Cardio Ventures Pvt. Ltd., a Bahamian private limited company of which Dr. Srivastava is the sole stockholder(“Cardio”), Otto Pvt, Ltd., a Bahamian private limited company and direct subsidiary of Cardio (“Otto”) and Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company and indirect subsidiary of Cardio (“SSI,” and together with Cardio and Otto, the “SSI Parties”) with respect to a business combination between AVRA and the SSI Parties (the “Transaction”). SSI, based in Haryana, India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Srivastava (the “SSI Intellectual Property”).

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $990,000 (the “Interim Financing”). The Interim Financing is evidenced by two notes, one for $100,000 and one for $1,000,000. Both are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Srivastava, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

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

In order to fund the Interim Financing, the Company offered and sold to two accredited investors, $1,000,000 and $100,000 one-year convertible promissory notes (the “Convertible Notes”). The Convertible Notes will have the same interest rate and payment terms as the Cardio Notes and otherwise be substantially similar to the Cardio Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Notes will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Srivastava and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Notes were issued in a private transaction pursuant to the exemptions from registration under the Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

In August 2022 the Company sold 1,000,000 shares of common stock at a price of $0.25 per share receiving proceeds of $250,000.

On September 7th 2022, Avra Air LLC purchased back the 49.8% voting rights held by the Company in return for all rights to any royalty fees which would have previously been owed by the Company to Avra Air LLC and $26,000 paid via the transfer of 52,000 restricted Company shares owned.

In September 2022 and thru the date of this document, the Company sold 1,631,000 shares of common stock at a price of $0.25 per share receiving proceeds of $407,750.