Form 10-Q
period 2022-03-31
AVRA Medical Robotics, Inc.
filed 2022-11-30
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 43,642,738 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of November 30, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$346,869	$405,774
Other prepaid expenses and deposit	$2,291	$2,291
Total Current Assets	$349,159	$408,065

EQUIPMENT:
Equipment	$98,592	$98,592
Accumulated depreciation	$(80,355)	$(78,050)
Total Equipment, net	$18,237	$20,542

INVESTMENT:
Investment in Avra Air LLC	-	$-

Website	$36,122	$36,122
Accumulated amortization	$(36,122)	$(36,122)
Total Other Assets, net	(0)	$-

TOTAL ASSETS	$367,396	$428,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$114,050	$124,581
Accrued expenses	$19,200	$17,700
Notes payable - related party	$145,000	$145,000
Total Current Liabilities	$278,250	$287,281

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 37,849,405 and 37,849,405 issued and outstanding at March 31, 2022 and December 31, 2021 respectively	$3,785	$3,785
Common stock liability, 4,398,529 and 42,65,295 shares, $.0001 par value at March 31, 2022 and December 31, 2021, respectively	$459,283	$458,519
Additional paid-in capital	$8,210,558	$8,183,082
Treasury stock	$(26,000)	$(26,000)
Accumulated Deficit	$(8,558,480)	$(8,478,060)
Total Stockholders’ Deficit	$89,145	$141,326

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$367,396	$428,607

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	2022	2021

Revenues	$-	$-

OPERATING EXPENSES
Research and Development	-	-
Compensation Expense	28,240	219,600
General and Administrative	52,215	80,478
Total Operating Expenses	80,456	300,078

OTHER INCOME AND (EXPENSES)
Interest Earned	35	22
Interest Expense	-	-
Total Other Income and (Expenses), net	35	22

Loss before Income Taxes	(80,421)	(300,056)

Provision for Income Taxes	-	-

NET LOSS	$(80,421)	$(300,056)

Loss per common share - basic and diluted	$(0)	$(0.01)

Weighted average common shares outstanding - basic and diluted	37,849,405	26,261,471

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Stock	Deficit	Deficit
BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$-	$(8,478,060)	$141,326
Stock based compensation expense					$27,476		$-	$27,476
Conversion of debt to equity	-	$-	-	$-	$-		$-	$-
Stock issued for services	-	$-	-	$-	$-		$-	$-
Security offerings	-	$-	-	$-	$-			$-
Treasury stock	-	$-	-	$-	$-	$(26,000)	$-	$-
Common stock issuable for services			133,234	$764	$-		$-	$764
Common stock issued								$-
Net loss	-	$-	-	$-	$-		$(80,421)	$(80,421)
BALANCE AT MARCH 31, 2022	37,849,405	$3,785	4,398,529	$459,283	$8,210,558	$(26,000)	$(8,558,481)	$89,145
BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$-	$(6,993,747)	$(869,049)

Stock based compensation expense	-	$-	-	$-	$37,674	$-	$-	$37,674
Conversion of debt to equity	-	$-	-	$-	$-		$-	$-
Stock issued for services	60,000	$6	-	$-	$181,136	$-	$-	$181,142
Security offerings	940,000	$94	-	$-	$117,964			$118,058
Common stock issuable for services			80,783	$72,726	$-	$-	$-	$72,726
Common stock issued	25,000	$3	-25,000	$(22,218)	$22,215	$-		$-
Net loss	-	$-	-	$-	$-		$(300,056)	$(300,056)
BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	$6,380,190	$-	$(7,293,803)	$(759,504)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(80,421)	$(300,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2305	7,339
Stock compensation expense	28,240	174,600
Stock issued for services		-
Non-cash interest	-	-
Investment loss
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(9,030)	39,221
Net Cash Used in Operating Activities	(58,905)	(78,896)

INVESTING ACTIVITIES:
Equipment acquisition	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES:
Proceeds from securities offering		235,000
Proceeds from related party	-
Proceeds from promissory notes	-
Net Cash Provided by Financing Activities	-	235,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,905)	156,104
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	405,774	160,709
CASH AND CASH EQUIVALENTS - END OF PERIOD	$346,869	$316,813

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$-
Cash received for interest	$35	$22

Non-cash financing activities:
Related party note payable converted into common stock	$-	$-
Promissory note converted into common stock	$-	$-
Reduction of account payable and equipment		$4,743

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2021 Annual Report on Form 10-K (“2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended March 31, 2022.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At March 31, 2022, the Company’s stockholders’ deficit was $89,146 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022, $0 were in excess of the FDIC insured limit respectively.

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

On December 6, 2019, the Company borrowed from its CEO, $30,000 under a non-interest-bearing promissory note which matures on December 6, 2020.

On December 30, 2019, the Company borrowed from its CEO, $25,000 under a non-interest-bearing promissory note which matures on December 30, 2020.

On January 3, 2020, the Company borrowed from its CEO, $95,000 under a non-interest-bearing promissory note which matures on January 3, 2021.

On January 5, 2020, the related party exercised his option and converted his note of $100,000 into 1,000,000 shares at $0.10 per share.

On March 31, 2020, the Company borrowed from its CEO, $6,000 under a non-interest-bearing promissory note which matures on December 31, 2020.

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

During the years ended 2020 and 2021, 2,643,635 and 1,175,000 warrants, were valued at $471,825 and $912,489 using a black-scholes pricing model and expensed as stock compensation, respectively

NOTE 5– INCOME TAXES

The Company’s deferred tax assets at consist of net operating loss carry forwards of $8,474,185 Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2022 totals $0.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2022, and 2021.

At March 31, 2022 and December 31, 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2022 and December 31, 2021, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On February 23, 2018, the board of directors of AVRA authorized the issuance of an aggregate of 218,000 shares of AVRA’s common stock (the “Shares”) as follows:

●	150,000 Shares at a value of $1.25 per Share, to six consultants and service providers for services rendered through December 31, 2017:

●	35,000 Shares, at a value of $1.25 per Share, to Farhan Taghizadeh, M.D., AVRA’s Chief Medical Officer, for services rendered during the period September 1, 2017 to December 31, 2017; and

●	19,500 and 13,500 Shares, at a value of $2.00 per Share, to Barry F. Cohen and A. Christian Schauer, our Chief Executive Officer and its former Chief Financial Officer, respectively, pursuant to Conversion Agreements with each of such officers, under which they converted all December 31, 2017 accrued but unpaid compensation due them under their respective employment agreements with the Company into the Shares.

On August 13, 2018 the Company sold 16,000 shares of its common stock for $20,000.

On October 4, 2018, the Board of Directors adopted the following resolutions and took the following actions by unanimous written consent in lieu of a meeting in accordance with the applicable provisions of the Florida business Corporation Act:

●	128,300 shares of restricted common stock required to be issued, to six consultants and service providers for services rendered through September 30, 2018:

●	400 shares of restricted common stock required to be issued, for services rendered through February 28, 2018;

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

During third quarter 2021 several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 543,375 shares of common stock. 86,000 shares were also exercised through payments for their options.

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

All options issued to-date expire after five years from the issue date. Except for the option for 1,750,000 shares issued to the CEO, to the Company’s counsel for 40,000 shares that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the three months ended March 31, 2022 and 2021, $27,476 and $37,674 respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations. The total amount of unrecognized compensation cost related to non-vested options was $217,229 as of March 31, 2021. This amount will be recognized over a period of 42 months expiring September 30, 2024.

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

No options were granted during the first three months of 2021.

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

The Agreement provided that the University provide personnel to accomplish the objectives as stated in the Statement of Work over a period extending to September 30, 2017. Effective May 1, 2016, the research agreement with the University of Central Florida was extended to April 30, 2021. No additional payments to the University were required.

The Company agreed to extend funding of $163,307 from AVRA’s existing funds.

In addition, AVRA paid $43,548 for outright ownership of the University’s Intellectual Property resulting from the collaboration, which amount is shown as Intellectual Property. Management has assessed the carrying value of the asset at December 31, 2019 and has recorded an impairment loss in the amount of $43,548.

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

Employment Agreements

On July 1, 2016, the Company entered into an employment Agreement with its Chairman and Chief Executive Officer. The agreement provides for an annual salary of $120,000 per year, increasing to $180,000 per year beginning July 2017. Through December 2016, the employee agreed to not receive the compensation in cash until the Board of Directors deemed it prudent to pay some or all of his salary. Further the Agreement provides that the employee will receive a three-year option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share and becoming fully vested on August 15, 2016.

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

Further, on July 1, 2016, the Company entered into Indemnification Agreements with the Chairman and Chief Executive Officer, and on August 1, 2016, the Chief Financial Officer and the Vice-President of Global Business Development providing for the Company to indemnify the individuals for all expenses, judgments, etc. incurred while serving in various capacities with the Company.

Commencing March 1, 2018, the Company entered into an employment agreement with its new Chief Strategy Officer whereby compensation will be determined upon sufficient funding of the Company. The Company granted a 300,000-share stock award under its 2016 Incentive Stock Plan, which vests in five equal annual installments of 60,000 shares each.

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

Effective July, 1, 2020, the Company entered into an employment agreement with its Chairman and Chief Executive Officer, for a term of 48 months. The employee’s base salary is $15,000 monthly, beginning with the July 2020 payment, which rate shall be inclusive of all claims by the employee for his services. However, employee agrees to accrue his salary from the July 1, 2020 through and including December 2020 and allows the Board of Directors to decide on whether to convert any or all accrued salary into Company restricted common shares. Beginning on the July 1, 2020, normal direct business expenses will be covered, including business class travel on flights over 5 hours. Employee will receive a $500 per month vehicle expense stipend to help mitigate the costs of the frequent travel required to visit the Orlando office and University of Central Florida from the employee’s home. Employee will also be granted an option pursuant to the Company’s Equity Incentive Plan to purchase 1,000,000 restricted shares of the Company’s common stock, with an exercise price of $0.25 per share, and a Start Date of July 1, 2020. All 1,000,000 shares were fully vested on July 1, 2020.

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $2,250,000 (the “Interim Financing”). The Interim Financing is evidenced by four notes, one for $100,000, one for $1,000,000,one for $500,000, and one for $900,000. All are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

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

In order to fund the Interim Financing, the Company offered and sold one-year convertible promissory notes (the “Convertible Notes”) of $1,000,000, and $500,000 to one accredited investor and $100,000 and $900,000 to another. The Convertible Notes will have the same interest rate and payment terms as the Cardio Notes and otherwise be substantially similar to the Cardio Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Notes will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Sudhir and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Notes were issued in a private transaction pursuant to the exemptions from registration under Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

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

From October 2022 through the date of this filing, the Company sold 2,261,000 shares of common stock at a price of $0.25 per share receiving proceeds of $565,250.

On November 7, 2022, AVRA entered into a definitive Merger Agreement (the “Merger Agreement”), by and among AVRA, AVRA-SSI Merger Corporation, a Delaware corporation and wholly-owned subsidiary of AVRA (“Merger Sub”), CardioVentures, Inc., a Delaware corporation (“SSI - DE”) Dr. Sudhir Srivastava (“Dr. Srivastava”), who, through his holding company, owns a controlling interest in SSI-DE.

SSI-DE, through a subsidiary, owns a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI - India”). Based in Haryana, India, SSI-India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Srivastava (the “SSI Intellectual Property”).

Pursuant to the Merger Agreement, Merger Sub will merge with and into SSI – DE (the “Merger”). In the Merger, holders of the outstanding shares of common stock of SSI – DE at closing (including certain parties providing Interim Financing as described below), will receive in exchange for their SSI – DE shares, such number of shares of AVRA common stock as will result in such holders owning 95% of the outstanding post-Merger shares of AVRA common stock, with the current shareholders of AVRA owning 5% of the outstanding post-Merger shares of AVRA common stock.

In addition to the foregoing, upon completion of the Merger, the holders of SSI – DE common stock will receive, pro rata, shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”).

The Series A Preferred Shares will vote together with Shares of our common stock as a single class on all matters presented to a vote of stockholders, except as required by law and entitle the holders of the Series A Preferred Shares to exercise 51.0% of the total voting power of the Company. The Series A Preferred Shares are not convertible into common stock, do not have any dividend rights and have a nominal liquidation preference. The Series A Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series A Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions. The Series A Preferred Shares are automatically redeemable by the Company for nominal consideration at such time as the holder owns less than 50% of the shares of AVRA common stock received in the Merger.

Concurrent with consummation of the Merger, Dr. Srivastava will assign the SSI Intellectual Property to AVRA or a subsidiary of AVRA. Moreover, the current directors and executive officers will resign, other than Barry Cohen, who will continue as a director and in a new executive capacity, and the designees of the SSI – DE stockholders will be appointed to AVRA’s board of directors and management. Post – Merger, AVRA intends to focus a significant part of its efforts on expanding and further developing the business of SSI-India, which will be an indirect majority-owned subsidiary of AVRA.

In addition to customary closing conditions, consummation of the Merger is subject to the following conditions to be satisfied or waived by SSI – DE and Dr. Srivastava at or prior to consummation of the Merger:

●	AVRA shall have changed its corporate name to “SS Innovations International, Inc.;”

●	AVRA shall have implemented a one for ten reverse stock split; and

●	AVRA shall have increased its authorized common stock to 250,000,000 shares.

The Merger Agreement, the Merger and the above corporate actions have been approved by AVRA’s board of directors and majority stockholders. They are subject to the filing with and processing of an Issuer Company – Related Action Notification Form with the Financial Industry Regulatory Authority and the filing of appropriate amendments to our Articles of Incorporation with the Florida Secretary of State.

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

See “Note10. Subsequent Events” to our unaudited Condensed Financial Statements included in Item 1 of this report with respect the definitive Merger Agreement entered into on November 7, 2022 (the “Merger Agreement”), by and among AVRA, AVRA-SSI Merger Corporation, a Delaware corporation and wholly-owned subsidiary of AVRA, CardioVentures, Inc., a Delaware corporation (“SSI - DE”) and Dr. Sudhir Srivastava (“Dr. Srivastava”), who, through his holding company, owns a controlling interest in SSI-DE.

SSI-DE, through a subsidiary, owns a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI - India”). Based in Haryana, India, SSI-India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Srivastava (the “SSI Intellectual Property”).

Pursuant to the Merger Agreement, Avra (which will change its name to SS Innovations International, Inc.), will acquire an indirect controlling interest in SSI India and ownership of the SSI Intellectual Property and Dr. Srivastava will become the Company’s controlling shareholder.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at March 31, 2022 (unaudited) and December 31, 2021:

Balance Sheet Data	As of	As of
	March 31,	December 31,
	2022	2021

Cash	$346,869	$405,774
Total Assets	$367,396	$428,607
Total Liabilities	$278,250	$287,281
Total Stockholders’ Deficit	$89,145	$141,326

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2022, as compared to three months ended March 31, 2021

Revenues. We had no revenues during either the three months ended March 31, 2022, or the three months ended March 31, 2021.

Research and Development Expenses. Research and development expenses were $0 during the three months ended March 31, 2022, and for the three months ended March 31, 2021. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

Compensation Expense. We had compensation expense of $28,240 and $219,600 during the three months ended no revenues during either the three months ended March 31, 2022 and March 31, 2021, respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $52,215 and $80,477 in general and administrative expenses during the three months ended March 31, 2022, and March 31, 2021, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income/Expenses. We had $35 in interest in the first three quarters of 2022 as compared to $22 of other expenses during the three months ended March 31, 2021 consisting of interest expense related to loans.

Net Loss. We incurred a net loss of $80,421 for the three months ended March 31, 2022, as compared to a net loss of $300,056 for the three months ended March 31, 2021.

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

In October 2020 the Company raised $301,027 through the sale of 301,027 Units. Each Unit gave the investor four restricted common shares, five warrants with an exercise price of $0.40 per share, and one put option for one of the Company’s restricted common shares.

In December 2020 the Company raised $227,700 through the sale of 227,700 Units. Each Unit gave the investor four restricted common shares and five warrants with an exercise price of $0.40 per share. The Company’s CEO participated in this investment by agreeing to use 202,700 of Notes due to him from the Company to purchase 202,700 Units.

In January 2021 the Company raised $235,000 through the sale of 235,000 Units. Each Unit gave the investor four restricted common shares and five warrants with an exercise price of $0.40 per share.

In the fourth quarter of 2021 the Company raised a total of $315,200 from six accredited investors by selling 2,229,231 shares of the Company’s restricted common stock at prices ranging from $0.13 per share to $0.52 per share.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the first quarter of 2022, the Company has not issued any shares.

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

AVRA MEDICAL ROBOTICS, INC.

Dated: November 30, 2022	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)