Form 10-Q
period 2022-06-30
AVRA Medical Robotics, Inc.
filed 2022-11-30
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,089	$405,774
Other prepaid expenses and deposit	2,291	2,291
Total Current Assets	263,379	408,065

EQUIPMENT:
Equipment	98,592	98,592
Accumulated depreciation	(82,635)	(78,050)
Total Equipment, net	15,957	20,542

INVESTMENT:
Investment in Avra Air LLC	-	-

Website	36,122	36,122
Accumulated amortization	(36,122)	(36,122)
Total Other Assets, net	(0)	-

TOTAL ASSETS	$279,336	$428,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$55,885	$124,581
Accrued compensation
Accrued expenses	20,700	17,700
Notes payable - related party	145,000	145,000
Promissory notes
Total Current Liabilities	221,585	287,281

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 38,089,675 and 37,849,405 issued and outstanding at March 31, 2022 and December 31, 2021 respectively	3,809	3,785
Common stock liability, 4,857,476 and 42,65,295 shares, $.0001 par value at March 31, 2022 and December 31, 2021, respectively	500,620	458,519
Additional paid-in capital	8,307,804	8,183,082
Treasury Stock	(26,000)	(26,000)
Accumulated Deficit	(8,728,481)	(8,478,060)
Total Stockholders’ Deficit	57,752	141,326

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$279,336	$428,607

See accompanying notes to unaudited Condensed Financial Statements

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
Research and Development	-	1,000	-	1,000
Compensation Expense	66,526	326,035	94,766	545,636
General and Administrative	103,504	85,316	155,719	165,794
Total Operating Expenses	170,030	412,351	250,486	712,430

OTHER INCOME AND (EXPENSES)
Interest Earned	29	38	64	60
Interest Expense	-	-	-	-
Total Other Income and (Expenses), net	29	38	64	60

Loss before Income Taxes	(170,001)	(412,314)	(250,421)	(712,370)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(170,001)	$(412,314)	$(250,421)	$(712,370)

Loss per common share - basic and diluted	(0.00)	(0.02)	(0.01)	(0.03)

Weighted average common shares outstanding - basic and diluted	37,886,780	26,986,656	37,867,989	26,636,454

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$(8,504,060)	$141,326

Stock based compensation expense	-	-	-	-	27,476	-	$27,476
Conversion of debt to equity	-	-	-	-	-	-	-
Stock issued for services	-	-	-	-	-	-	$-
Security offerings	-	-	-	-	-		$-
Treasury stock							$-
Common stock issuable for services			133,234	764	-	-	$764
Common stock issued	-	-			-		$-
Net loss	-	-	-	-	-	(80,421)	$(80,421)

BALANCE AT MARCH 31, 2022	37,849,405	$3,785	4,398,529	459,283	$8,210,558	$(8,584,481)	$89,145

Stock based compensation expense	-	-	-	-	25,189	-	$25,189
Conversion of debt to equity	-	-	-	-	-	-	-
Stock issued for services	240,270	24	-	-	72,057	-	$72,081
Security offerings	-	-	-	-	-		$-
Common stock issuable for services			-	-	-	-	$-
Common stock issued			458,947	41,337			$41,337
Net loss	-	-	-	-	-	(170,001)	$(170,001)

BALANCE AT JUNE 30, 2022	38,089,675	$3,809	4,857,476	500,619	$8,307,804	$(8,754,481)	$57,752

BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)
							-
Stock based compensation expense	-	-	-	-	37,674	-	37,674
Stock issued for services	60,000	6	-	-	181,136	-	181,142
Security offering	940,000	94			117,964		118,058
Common stock issuable for services			80,783	72,726		-	72,726
Common stock issued	25,000	2.5	(25,000)	(22,217.5)	22,215		-
Net loss	-	-	-	-	-	(300,056)	(300,056)

BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	$6,380,190	$(7,293,803)	$(759,504)

Stock based compensation expense	-	-	-	-	30,254	-	30,254
Stock issued for services	110,000	11			89,544		89,555
Common stock issuable for services			156,070	165,861	-	-	165,861
Security offering	180,000	18			28,197		28,215
Common stock issued	88,378	9	(88,378)	(71,337)	71,328		-
Net loss	-	-	-	-	-	(412,314)	(412,314)

BALANCE AS AT JUNE 30, 2021	27,125,349	$2,712	413,172	$245,958	$6,599,513	$(7,706,117)	$(857,933)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(250,421)	$(712,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,585	12,538
Stock compensation expense	94,766	455,636
Stock issued for services		-
Non-cash interest	-	-
Investment loss		-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(65,696)	111,052
Net Cash Used in Operating Activities	(216,766)	(133,144)

INVESTING ACTIVITIES:
Equipment acquisition	-	-
Investment in Avra Air LLC	-	12,150

Net Cash Used in Investing Activities	-	12,150

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-
Proceeds from private placement	-	-
Proceeds from securities offering	72,081	267,850
Proceeds from related party	-	-
Proceeds from promissory notes	-	-

Net Cash Provided by Financing Activities	72,081	267,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144,685)	146,856

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	405,774	160,709

CASH AND CASH EQUIVALENTS - END OF PERIOD	$261,089	$307,565

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$-
Cash received for interest	$-	$60

Non-cash financing activities:
Equipment acquisition included in accounts payable	$-	$-
Related party note payable converted into common stock	$-	$-
Promissory note converted into common stock	$-	$-
Reduction of account payable and equipment	$-	$4,743

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2021 Annual Report on Form 10-K (“2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three and six months ended June 30, 2022.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At June 30, 2022, the Company’s stockholders’ deficit was $59,653 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and 2021, $0 and $24,328 were in excess of the FDIC insured limit, respectively.

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

During January 2019, the Company borrowed $20,000 under a non-interest-bearing promissory note which matures on December 31, 2019, this amount was converted to 13,334 shares of common stock in 2020.

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

NOTE 5 – INCOME TAXES

The Company’s deferred tax assets at June 30, 2022 consist of net operating loss carry forwards of $8,475,145. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of June 30, 2021 total $0.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $0 for the six months ended June 30, 2022 and 2021.

At June 30, 2021 and December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2022 and December 31, 2021, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

During the first quarter 2021, 85,00 shares at a value ranging from $0.89-$1.07 per share were issued for services rendered.

During the second quarter 2021, 198,378 shares at a value ranging from $0.89-$1.02 per share were issued for services rendered.

During third quarter 2021 several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 543,375 shares of common stock. 86,000 shares were also exercised through payments for their options.

Holders are entitled to one vote for each share of common stock. No preferred stock has been issued.

On June 16, 2022 the Company issued 240,270 shares of common stock as payment in full for the accrued but unpaid legal fees due to Gutierrez Bergman Boulris PLLC.

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

During the three months ended June 30, 2022, and 2021, $28,396 and $326,035 respectively, of expensed stock options has been recorded as stock-based compensation. During the six months ended June 30, 2022, and 2021, $56,637 and $545,636, respectively, of expensed stock options has been recorded as stock-based compensation. The total amount of unrecognized compensation cost related to non-vested options was $462,490 as of June 30, 2022. This amount will be recognized over a period of 39 months expiring September 30, 2024.

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

For options granted February 1, 2019: Volatility 50.58%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $2.00 per share. For options granted April 1, 2019: Volatility 48.52%, term 3 years, risk-free interest rate of 2.00%, dividend yield of 0% and exercise price of $1.25 per share.

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

For options granted June 1, 2022 the fair market value is $0.13, exercise $0.25, rate 2%, and volatility 67.92%.

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $2,250,000 (the “Interim Financing”). The Interim Financing is evidenced by four notes, one for $100,000, one for $1,000,000, one for $500,000, and one for $900,000. All are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Srivastava, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

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

From September 2022 through the date of this filling, the Company has sold 2,261,000 shares of common stock at a price of $0.25 per share receiving proceeds of $565,250.

On November 7, 2022, AVRA entered into a definitive Merger Agreement (the “Merger Agreement”), by and among AVRA, AVRA-SSI Merger Corporation, a Delaware corporation and wholly owned subsidiary of AVRA (“Merger Sub”), CardioVentures, Inc., a Delaware corporation (“SSI - DE”) Dr. Sudhir Srivastava (“Dr. Srivastava”), who, through his holding company, owns a controlling interest in SSI-DE.

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

In addition to customary closing conditions, consummation of the Merger is subject to the following conditions to be satisfied or waived by SSI – DE and Dr. Srivastava at or prior to consummation of the Merger:

●	AVRA shall have changed its corporate name to “SS Innovations International, Inc.;”

●	AVRA shall have implemented a one for ten reverse stock split: and

●	AVRA shall have increased its authorized common stock to 250,000,000 shares.

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

The following table provides selected balance sheet data for our Company at June 30, 2022 (unaudited) and December 31, 2021:

Balance Sheet Data:	As of	As of
	June 30,	December 31,
	2022	2021

Cash	$261,089	$405,774
Total Assets	$279,336	$428,607
Total Liabilities	$221,585	$287,281
Total Stockholders’ Deficit	$57,752	$141,326

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended June 30, 2022, as compared to three months ended June 30, 2021

Revenues. We had no revenues during either the three months ended June 30, 2022, or the three months ended June 30, 2021.

Research and Development Expenses. Research and development expenses during the three months ended June 30, 2022 and June 30, 2021 were $0.

General and Administrative Expenses. We incurred $103,504 and $85,316 in general and administrative expenses during the three months ended June 30, 2022 and June 30, 2021, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expenses of $66,526 and $326,035 during three months ended June 30, 2022 and June 30, 2021, respectively. This includes compensation for the management staff and stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $29 in interest earned in the three months ended June 2022 as compared to $38 of interest during the three months ended June 30, 2021.

Net Loss. We incurred a net loss of $170,001 for the three months ended June 30, 2022, as compared to a net loss of $412,314 for the three months ended June 30, 2021. The decrease in net loss from the 2021 quarter to the 2022 quarter is in large part due to an increase in stock-based compensation expense.

Six months ended June 30, 2022, as compared to six months ended June 30, 2021

Revenues. We had no revenues during either the six months ended June 30, 2022 or the six months ended June 30, 2021.

Research and Development Expenses. Research and development expenses during the six months ended June 30, 2022 were $0, as compared to $1,000 for the six months ended June 30, 2021. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $155,719 and $165,794 in general and administrative expenses during the six months ended June 30, 2022 and June 30, 2021, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expenses of $94,766 and $545,636 during the six months ended June 30, 2022 and June 30, 2021, respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $64 interest earned in the six months ended June 2022 as compared to $60 of interest during the six months ended June 30, 2021.

Net Loss. We incurred a net loss of $250,421 for the six months ended June 30, 2022, as compared to a net loss of $712,370 for the six months ended June 30, 2021. The decrease in net loss from the 2021 period to the 2022 period is in large part due to decreases in stock-based compensation expense.

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

During the period from inception (February 4, 2015) through June 30, 2022, the Company raised (a) $1,900 from an initial private offering of its common stock in February 2017; (b) $480,000 from the private offering of the convertible notes completed in June 2017; (c) $135,000 from a private offering of 135,000 shares of common stock at a price of $1.00 per share completed in February 2017; (d) $542,260 from a private offering of 433,808 shares of stock in a private offering at a price of $1.25 per share completed in September 2017; and (e) $20,000 from the private sale of 16,000 shares of our common stock at a price of $1.25 per share in August 2018.

In March 2019, the Company sold 7.5 Units in a private offering of ten (10) units (“Units”), each Unit consisting of a $10,000 principal amount six-month promissory note bearing interest at the rate of 5% per annum and a three-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share.

In addition to the foregoing, from December 2018 through June 2021, the Company obtained fourteen loans from Barry F. Cohen, our Chief Executive Officer totaling $468,500. The loans were due 12 months from the funding date and did not bear interest. With the exception of two loans totaling $145,000, all of these loans were subsequently repaid in full via conversions into restricted company shares or Units including one loan for $100,000 which was used to exercise a stock option for 1,000,000 shares held by Mr. Cohen.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

As a “smaller reporting company,“ we are not required to provide the information required by this Item.

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