Form 10-Q
period 2022-09-30
AVRA Medical Robotics, Inc.
filed 2022-11-30
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$514,143	$405,774
Other prepaid expenses and deposit	$21,078	$2,291
Notes Receivables to Acquisition in progress	$1,100,000	$-
Total Current Assets	$1,635,221	$408,065

EQUIPMENT:
Equipment	$98,592	$98,592
Accumulated depreciation	$(84,914)	$(78,050)
Total Equipment, net	$13,678	$20,542

INVESTMENT:
Investment in Avra Air LLC	$-	$-

OTHER ASSETS:
Website	$36,122	$36,122
Accumulated amortization	$(36,122)	$(36,122)
Total Other Assets, net	-	$-

TOTAL ASSETS	$1,648,899	$428,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$65,586	$124,581
Accrued compensation
Accrued expenses	$5,700	$17,700
Notes payable - related party	$145,000	$145,000
Promissory notes	$1,100,000	$-

Total Current Liabilities	$1,316,286	$287,281

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 5,000,000 shares authorized, $.0001 par value par value, none issued or outstanding	$-	$-
Common stock, 100,000,000 shares authorized, $.0001 par value, 40,832,322 and 37,848,905 issued and outstanding at September 30, 2022 and December 31, 2021 respectively	$4,083	$3,785
Common stock liability,4,325,639 and 4,265,295 shares, $.0001 par value at September 30, 2022 and December 31, 2021, respectively	$459,662	$458,519
Additional paid-in capital	$9,387,453	$8,183,082
Treasury Stock	$-	$(26,000)
Accumulated Deficit	$(9,518,585)	$(8,478,060)
Total Stockholders’ Deficit	$332,613	$141,326

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,648,899	$428,607

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
Research and Development		-	-	1,000
Compensation Expense	724,965	266,746	819,732	812,381
General and Administrative	175,180	151,493	330,900	317,286
Total Operating Expenses	900,145	418,238	1,150,631	1,130,667

OTHER INCOME AND (EXPENSES)
Interest Earned	42	29	106	89
Fees & Charges	110,000	-	110,000
Total Other Income and (Expenses), net	110,042	29	110,106	89

Loss before Income Taxes	(790,104)	(418,209)	(1,040,525)	(1,130,578)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(790,104)	$(418,209)	$(1,040,525)	$(1,130,578)

Loss per common share - basic and diluted	(0.02)	(0.02)	(0.03)	(0.04)

Weighted average common shares outstanding - basic and diluted	39,461,725	27,670,671	38,471,501	26,984,322

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$(8,504,060)	$141,326

Stock based compensation expense	-	$-	-	$-	$27,476	$-	$27,476
Conversion of debt to equity	-	$-	-	$-	$-	$-	$-
Stock issued for services	-	$-	-	$-	$-	$-	$-
Security offerings	-	$-			$-		$-
Common stock issuable for services			133,234	$764		$-	$764
Common stock issued	-	$-	-	$-	$-		$-
Net loss	-	$-	-	$-	$-	$(80,421)	$(80,421)

BALANCE AT MARCH 31, 2022	37,849,405	$3,785	4,398,529	$459,283	$8,210,558	$(8,584,481)	$89,145

Stock based compensation expense	-	$-	-	$-	$25,189	$-	$25,189
Stock issued for services	240,270	$24			$72,057		$72,081
Secuity offerings	-	$-			$-		$-
Common stock issuable for services			-	$-		$-	$-
Common stock issued	-	$-	458,947	$41,337	$-		$41,337
Net loss	-	$-	-	$-	$-	$(170,001)	$(170,001)

BALANCE AS AT JUNE 30, 2022	38,089,675	$3,809	4,857,476	$500,620	$8,307,804	$(8,754,482)	$57,751

Stock based compensation expense	-	$-	-	$-	$616,349	$-	$616,349
Common stock issuable for services	2,742,647	$274	602,383	$48,411	$463,300	$-	$511,985
Conversion of debt to equity	-	$-			$-		$-
Treasury Stock	-	$-	-	$-	$-	$26,000	$26,000
Common stock issued			(1,134,220)	$(89,368)			$(89,368)
Net loss	-	$-	-	$-	$-	$(790,104)	$(790,104)

BALANCE AS AT SEPTEMBER 30, 2022	40,832,322	$4,083	4,325,639	$459,662	$9,387,453	$(9,518,586)	$332,613

BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)

Stock based compensation expense	-	$-	-	$-	$37,674	$-	$37,674
Conversion of debt to equity	-	$-	-	$-	$-	$-	$-
Stock issued for services	60,000	$6	-	$-	$181,136	$-	$181,142
Security offerings	940,000	$94			$117,964		$118,058
Common stock issuable for services			80,783	$72,726		$-	$72,726
Common stock issued	25,000	$3	(25,000)	$(22,218)	$22,215
Net loss	-	$-	-	$-	$-	$(300,056)	$(300,056)

BALANCE AT MARCH 31, 2021	26,746,971	$2,675	345,480	$151,434	$6,380,190	$(7,293,803)	$(759,504)

Stock based compensation expense	-	$-	-	$-	$30,254	$-	$30,254
Stock issued for services	110,000	$11			$89,544		$89,555
Secuity offerings	180,000	$18			$28,197		$28,215
Common stock issuable for services			156,070	$165,861		$-	$165,861
Common stock issued	88,378	$9	(88,378)	$(71,337)	$71,328		$-
Net loss	-	$-	-	$-	$-	$(412,314)	$(412,314)

BALANCE AS AT JUNE 30, 2021	27,125,349	$2,712	413,172	$245,958	$6,599,513	$(7,706,116)	$(857,933)

Stock based compensation expense	1,013,990	$101	-	$-	$89,343	$-	$89,444
Common stock issuable for services			232,306	$195,202		$-	$195,202
Conversion of debt to equity	384,615	$38			$49,962		$50,000
Net loss	-	$-	-	$-	$-	$(418,209)	$(418,209)

BALANCE AS AT SEPTEMBER 30, 2021	28,523,954	$2,852	645,478	$441,160	$6,738,817	$(8,124,325)	$(941,496)

See accompanying notes to unaudited Condensed Financial Statements.

AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,040,525)	$(1,130,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,864	15,805
Stock compensation expense	819,732	677,381
Changes in operating assets and liabilities:
Prepaid Expenses	-
Accounts payable, notes payable and accrued expenses	(89,782)	188,979
Net Cash Used in Operating Activities	(303,712)	(248,414)

INVESTING ACTIVITIES:
Notes receivable	(1,100,000)
Investment in Avra Air LLC	-	12,150
Net Cash Used in Investing Activities	(1,100,000)	12,150

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	12,900
Proceeds from related party	-
Proceeds from promissory notes	1,100,000
Proceeds from SBA	-
Proceeds from securities offering	412,080	267,850

Net Cash Provided by Financing Activities	1,512,080	280,750

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,368	44,486

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	405,774	160,709

CASH AND CASH EQUIVALENTS - END OF PERIOD	$514,142	$205,195

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$89
Cash received for interest	$-	$-

Non-cash financing activities:
Related party note payable converted into common stock	$-	$50,000
Promissory note converted into common stock	$-	$-
Reduction of account payable and equipment	$-	$4,743

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

The significant accounting policies of AVRA were described in Note 1 to the audited financial statements included in the Company’s 2021 Annual Report on Form 10-K (“2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2022.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At September 30, 2022, the Company’s stockholders’ deficit was $222,724 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022 and 2021, $238,446 and $0 were in excess of the FDIC insured limit, respectively.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company did not adopt the standard effective January 1, 2019, utilizing the lessor practical expedient. On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for ASC 842, to give implementation relief. Under the FASB’s new framework, two “buckets” were defined, bucket 1 includes public companies that are SEC filers but excludes “Small Reporting Companies” (SRC’s). Bucket 2 includes all other entities, including SRC’s. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

On December 31, 2018, the Company borrowed $15,000 under a non-interest-bearing promissory note from a related party. The note matured on December 31, 2019 and was extended to December 31, 2020.

On February 6, 2019, the Company borrowed from its CEO, $17,500 under a non-interest-bearing promissory note which matures on February 6, 2020 and was extended to December 31, 2020.

On May 8, 2019, the Company borrowed from its CEO, $25,000 under a non-interest-bearing promissory note which matures on May 8, 2020 and was extended to December 31, 2020.

On May 29, 2019, the Company borrowed from its CEO, $25,000 under a non-interest-bearing promissory note which matures on May 29, 2020 and was extended to December 31, 2020.

On June 26, 2019, the Company borrowed from its CEO, $40,000 under a non-interest-bearing promissory note which matures on June 26, 2020 and was extended to December 31, 2020.

On July 19, 2019, the Company borrowed from its CEO, $50,000 under a non-interest-bearing promissory note which matures on July 19, 2020 and was extended to December 31, 2020.

On October 11, 2019, the Company borrowed from its CEO, $30,000 under a non-interest-bearing promissory note which matures on March 11, 2020 and was extended to December 31, 2020.

On November 14, 2019, the Company borrowed from its CEO, $7,000 under a non-interest-bearing promissory note which matures on November 14, 2020 and was extended to December 31, 2020.

On March 1, 2020, the Company entered into a promissory note totaling $194,500 for the above notes, as an incentive to its CEO for entering into this agreement, issued option to purchase 389,000 restricted common shares of the Company at $0.25 per share. The option will be fully vested as of March 1, 2020.

On August 26, 2019, the Company borrowed from its CEO, $100,000 under a non-interest-bearing promissory note which matures on December 26, 2019.

On December 3, 2019, the Company borrowed from its CEO, $3,000 under a non-interest-bearing promissory note which matures on December 3, 2020.

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

On May 4, 2020, the Company borrowed from its CEO, $2,500 under a non-interest-bearing promissory note which matures on December 31, 2020.

On June 1, 2020, the Company borrowed from its CEO, $4,000 under a non-interest-bearing promissory note which matures on December 31, 2020.

On June 30, 2020, the Company borrowed from its CEO, $5,000 under a non-interest-bearing promissory note which matures on December 31, 2020.

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $2,250,000 (the “Interim Financing”). The Interim Financing is evidenced by four notes, one for $100,000 one for $1,000,000, one for $500,000, and one for $900,000. All are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10%. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and conditions.

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

NOTE 5 – INCOME TAXES

The Company’s deferred tax assets at September 30, 2022 consist of net operating loss carry forwards of $8,474,185. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of September 30, 2022, totals $0.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the nine months ended September 30, 2022, and 2021.

At September 30, 2022 and December 31, 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2021 and December 31, 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

During the third quarter 2021 several holders of stock options elected to exercise their stock options with a cashless exercise provision resulting in the issuance of 543,375 shares of common stock. 86,000 shares were also exercised through payments for their options.

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

On July 1, 2022 the Company issued 40,000 shares of common stock to its Chief Medical Officer as required by his employment agreement dated September 15, 2020

On July 1, 2022 the Company issued a total of 569,747 shares of common stock to several consultants

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

In the third quarter of 2022 the Company raised $250,000 from one accredited investor through the sale of one million of the Company’s restricted common shares.

NOTE 7 – 2016 INCENTIVE STOCK PLAN

On August 1, 2016, the Company adopted the 2016 Incentive Stock Plan (the “Plan”). The Plan provides for the granting of options to employees, directors, consultants and advisors to purchase up to 3,000,000 shares of the Company’s common stock. The Board is responsible for the administration of the Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of the grant. On August 1, 2019, the Board increased the plan to 10,000,000 shares of common stock and in July 2022 increased the plan to 20,000,000 shares of common stock.

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

All options issued to-date expire after five years from the issue date. Except for the options for 8,930,000 shares issued to the CEO, to the Company’s counsel for 115,000 shares, to the Company’s Chief Medical Officer for 500,000, to the Company’s Chief Strategy Officer for 500,000 shares and to a consultant for 3,820,000 that vested immediately, all the options issued to date vest over three years.

Stock options are accounted for in accordance with FASB ASC Topic 718, Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense.

During the three months ended September 30, 2022 and 2021, $664,760 and $266,746 respectively, for stock based compensation. During the nine months ended September 30, 2022 and 2021, $759,527 and $812,381, respectively, of expensed stock options has been recorded as stock-based compensation on the Statement of Operations.

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

On July 1, 2022 the Company issued to its Chief Strategy Advisor an option for 500,000 common shares with an exercise price of $0.10 per share as a performance bonus. The option vested immediately

In July 2022, four investors exercised their put options obtained from the Offering dated October 26, 2020, transferred their Membership Units in Avra Air LLC back to AVRA and received 301,027 shares of the Company’s common stock in return.

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

NOTE 10 – SUBSEQUENT EVENTS

From October 2022 through the date of this filling, the Company has sold 2,261,000 shares of common stock at a price of $0.25 per share receiving proceeds of $565,250.

On November 7, 2022, AVRA entered into a definitive Merger Agreement (the “Merger Agreement”), by and among AVRA, AVRA-SSI Merger Corporation, a Delaware corporation and wholly-owned subsidiary of AVRA (“Merger Sub”), Cardio Ventures, Inc., a Delaware corporation (“SSI - DE”) Dr. Sudhir Srivastava (“Dr. Srivastava”), who, through his holding company, owns a controlling interest in SSI-DE.

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

The following table provides selected balance sheet data for our Company at September 30, 2022 (unaudited) and December 31, 2021:

Balance Sheet Data:	As of	As of
	September 30,	December 31,
	2022	2021

Cash	$514,143	$405,774
Total Assets	$1,438,899	$428,607
Total Liabilities	$1,216,286	$287,281
Total Stockholders’ Deficit	$332,613	$141,326

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended September 30, 2022, as compared to three months ended September 30, 2021

Revenues. We had no revenues during either the three months ended September 30, 2022 or the three months ended September 30, 2021.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2022 and September 30, 2021 were $0.

General and Administrative Expenses. We incurred $175,180 and $151,493 in general and administrative expenses during the three months ended September 30, 2022, and September 30, 2021, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expenses of $724,965 and $266,746 for three months ended September 30, 2022 and September 30, 2021, respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We earned $42 in interest in the three months ended September 2022 as compared to $29 of interest during the three months ended September 30, 2021.

Net Loss. We incurred a net loss of $900,145 or $0.02 per share (based on 39,461,725 weighted average shares outstanding) for the three months ended September 30, 2022, as compared to a net loss of $418,210 or $0.02 per share (based on 27,670,671 weighted average shares outstanding) for the three months ended September 30, 2021. The increase in net loss from the 2021 quarter to the 2022 quarter is in large part due to an increase in General and Administrative Expenses.

Nine months ended September 30, 2022, as compared to nine months ended September 30, 2021

Revenues. We had no revenues during either the nine months ended September 30, 2022 or the nine months ended September 30, 2021.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2022, were $0, as compared to $1,000 for the nine months ended September 30, 2021. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

General and Administrative Expenses. We incurred $330,900 and $317,286 in general and administrative expenses during the nine months ended September 30, 2022, and September 30, 2021, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Compensation Expense. We had compensation expenses of $819,732 and $812,381 during the nine months ended September 30, 2022, and September 30, 2021, respectively. This includes compensation for the management staff and stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

Other Income/Expenses. We had $106 interest earned in the nine months ended September 2022 as compared to $89 of interest during the nine months ended September 30, 2022.

Net Loss. We incurred a net loss of $1,150,525 for the nine months ended September 30, 2022, as compared to a net loss of $1,130,578 for the nine months ended September 30, 2021.

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

In the third quarter of 2022 the Company raised $250,000 from one accredited investor through the sale of 1,000,000 of the Company’s restricted common shares.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2022 the Company raised $250,000 for working capital from one accredited investor through the sale of 1,000,000 of the Company’s restricted common shares.

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