Form 10-K
period 2022-12-31
AVRA Medical Robotics, Inc.
filed 2023-03-31
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of March 30, 2023, was 53,887,738 shares.

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

Concurrent with consummation of the Merger, Dr. Srivastava will assign the SSI Intellectual Property being utilized by SSI – India in the development, manufacture and sale of its robotic surgical system to a subsidiary of AVRA. In exchange for such assignment, Dr. Srivastava will receive a royalty of three percent (3%) of net revenues (gross revenues less cost of goods sold) generated from the sale or license of products using the SSI Intellectual Property.

In addition, at closing, the current directors and executive officers will resign, other than Barry Cohen, who will continue as a director and in a new executive capacity, and the designees of the SSI – DE stockholders will be appointed to AVRA’s board of directors and management. Post – Merger, AVRA intends to focus a significant part of its efforts on expanding and further developing the business of SSI-India, which will be an indirect majority-owned subsidiary of AVRA.

In addition to customary closing conditions, consummation of the Merger is subject to the following conditions to be satisfied or waived by SSI – DE and Dr. Srivastava at or prior to consummation of the Merger:

●	AVRA shall have changed its corporate name to “SS Innovations, Inc.;

●	AVRA shall have implemented a one for ten reverse stock split; and

●	AVRA shall have increased its authorized common stock to 250,000,000 shares.

The Merger Agreement, the Merger and the above corporate actions have been approved by AVRA’s board of directors and majority stockholders. They are subject to the final processing of an Issuer Company – Related Action Notification Form, which we have filed with the Financial Industry Regulatory Authority and the filing of appropriate amendments to our Articles of Incorporation with the Florida Secretary of State.

Interim Financing

As contemplated by the Merger Agreement, pending consummation of the Merger, we have provided SSI – DE and its affiliates, a total of $5,000,000 in interim financing as of the date of this Report (the “Interim Financing”). The Interim Financing is evidenced by one-year promissory Notes made in favor of the Company by SSI-DE and its affiliates, including Dr. Srivastava, jointly and severally (the “SSI Notes”). Interest on the SSI Notes accrues at the rate of 7% per annum, payable together with the principal amount at maturity. The SSI Notes have an original issue discount of 10% for the first $2,000,000 and 6% for the balance. If the SSI Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in SSI-DE determined by dividing the principal amount of accrued interest on the SSI Notes divided by $100 million. The SSI Notes contain customary default provisions and other typical terms and conditions.

Prior to consummation of the Merger, we may make additional advances to SSI – DE and its affiliates, evidenced by additional SSI Notes. These SSI Notes will be substantially similar in form and substance to the initial SSI Notes, provided, however, that SSI Notes issued in excess of an aggregate principal amount of $2,000,000, will have an original issue discount of 6% as opposed to 10%, and the valuation for determining conversion may be $250 million as opposed to $100 million.

In order to fund the Interim Financing, the Company offered and sold to two accredited investors, a total of $3,000,000 and $2,000,000 in principal amount of one-year convertible promissory notes (the “Convertible Notes”), respectively. The Convertible Notes will have the same interest rate and payment terms as the SSI Notes and otherwise be substantially similar to the SSI Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Merger (if and when it is consummated) the Convertible Notes will automatically convert into a number of shares of AVRA common stock determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA shares of common stock issued to the stockholders of SSI-DE upon consummation of the Merger.

The Convertible Notes were issued in private transactions pursuant to the exemptions from registration under Section 4(a)2 of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder.

Pending the Merger, each of AVRA and SSI–DE and its affiliates may seek to secure additional equity or debt financing, including, without limitation, further Interim Financing.

Employees

As of the date of this report the Company has two full-time and three part-time employees, including certain executive officers. We also rely on independent third-party consultants to perform additional services as needed.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1924, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently does not own any properties but leases an office from UCF at 3259 Progress Drive, Orlando, FL 32826 under a lease expiring July 31, 2023, at a rental of $404.68 per month.

Item 3. Legal Proceedings.

Currently there are no material legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From July 2018 through September 2018, our common stock traded on the OTC Pink tier of the over-the counter market operated by OTC Markets Group, Inc. From September 2018 until September 2020, our common stock traded on the OTC QB tier of the over-the-counter market and from September 2020 until September 2021, our common stock again traded on the OTC Pink tier of the over-the-counter market. As a result of the death of the principal of our independent registered public accounting firm in December 2019 and the subsequent cessation of that firm’s operations, we temporarily ceased filing our periodic reports under the Exchange Act. Accordingly, commencing September 28, 2021, our common stock commenced trading on the Expert Market. In early December 2022, the Company became current again in our Exchange Act filings and our common stock began trading again on the OTC Pink tier of the over-the counter market.

The trading symbol for our common stock is AVMR. Regardless of which market our common stock has traded on, the trading market for our common stock has been sporadic and extremely limited. There can be no assurance that a liquid public trading market for our shares will develop or if developed, that it will be sustained.

Holders of our Common Stock

As of March 30, 2023, we had 53,887,738 shares of common stock issued and outstanding and 191 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,818,777 shares	(1)	$$0.269	5,181,223 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	14,818,777	(1)	$0	5,181,2230	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2022, the Company issued and sold 4,401,000 shares of our common stock to 21 accredited investors at $0.25 per share receiving $1,100,250 in total proceeds.

On October 1, 2021, the Company’s CEO, converted a total of $595,000 of accrued salary into 5,950,000 shares of common stock at a price of $0.10 per share and agreed to receive 450,000 shares of common stock for $45,000 of the remaining salary due for the three months ending December 31, 2021 at a price of $0.10 per share.

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

On July 1, 2022 the Company issued 40,000 shares of common stock to its Chief Medical Officer as required by his employment agreement dated September 15, 2021

On July 1, 2022 the Company issued a total of 569,747 shares of common stock to several consultants.

In July 2022, four investors exercised their put options obtained from the Offering dated October 26, 2021, transferred their Membership Units in Avra Air LLC back to AVRA and received 301,027 shares of the Company’s common stock in return.

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

If and when the transaction is consummated, the business of the SSI Parties, including the SSI Intellectual Property will be owned by AVRA. The shareholders of the SSI Parties will own 95% of the common stock of post-transaction AVRA and the current shareholders of AVRA will own 5% of the common stock of post-transaction AVRA. In addition, there will be changes in composition of the board of directors, implementation of corporate governance policies and changes in management, all with a view to listing the common stock of AVRA on the Nasdaq Stock Market, LLC or another National Securities Exchange. In addition, AVRA will change its name to “SS Innovations International, Inc.”

On November 7, 2022, AVRA entered into a definitive Merger Agreement (the “Merger Agreement”), by and among AVRA, AVRA-SSI Merger Corporation, a Delaware corporation and wholly-owned subsidiary of AVRA (“Merger Sub”), Cardio Ventures, Inc., a Delaware corporation (“SSI - DE”) Dr. Sudhir Srivastava (“Dr. Srivastava”), who, through his holding company, owns a controlling interest in SSI-DE SSI-DE, through a subsidiary, owns a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI - India”). Based in Haryana, India, SSI-India is engaged in the development, commercialization, manufacturing and sale of medical and surgical robotic systems utilizing patents, trademarks and other intellectual property held by Dr. Srivastava (the “SSI Intellectual Property”).

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

On December 1, 2022, 10,000 shares of restricted common stock were issued for services to Farhan Taghizadeh, per his employment agreement dated September 15, 2020.

During the quarter ended December 31, 2022, 60,000 shares of restricted common stock were issued to Nikhil Shah per his consulting agreement dated March 1, 2018.

On December 1, 2022, 60,000 shares of restricted common stock were issued for services to a corporate services consultant.

During the quarter ended December 31, 2022, 50,000 shares of restricted common stock were issued to legal counsel as a bonus for general corporate advisory and legal services.

During the quarter ended December 31, 2022, 25,000 shares of restricted common stock were issued to each of Ettore Tomassetti and Alen York, in consideration for their services as members of the Board.

During the quarter ended December 31, 2022, 2,060,000 shares of restricted common stock were issued to Barry Cohen as a bonus for his services as Chief Executive Officer for an approximately eight year period.

During the quarter ended December 31, 2022, 2,125,000 shares of restricted common stock were issued to an independent administrative consultant as a bonus for rendering services over and above those required pursuant to an agreement with the Company.

During the quarter ended December 31, 2022, 15,000 shares of restricted common stock were issued to a third-party consultant as a bonus per a services agreement with the Company dated March 15, 2022.

During the quarter ended December 2022, 20,000 shares of restricted common stock were issued for services to Farhan Taghizadeh dated November 1, 2022 as per his employment agreement with the Company dated September 15, 2020.

During the quarter ended December 31, 2022, 18,146 shares of restricted common stock were issued for services completed through September 17, 2022 to an independent consultant, per a services agreement dated June 16, 2022.

During the quarter ended December 31, 2022, 11,641 shares of restricted common stock were issued for services completed through September 17, 2022 to another independent consultant, per a services agreement dated June 16, 2022.

During the quarter ended December 31, 2022, the Company issued to a business consultant 1,000,000 shares of restricted common stock in exchange for services rendered.

The offer and sale of the above securities were made in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

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

The following table provides selected financial data about our Company at December 31, 2022 and December 31, 2021:

Balance Sheet Data

	As of	As of
	December 31,	December 31,
	2022	2021
Cash	$1,351,364	$405,774
Total Assets	$4,371,441	$428,607
Total Liabilities	$4,051,229	$287,281
Total Stockholders’ Equity	$320,213	$141,326

To date, the Company has relied on debt and equity raised in private offerings to finance operations and no other source of capital has been identified or sought. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development and marketing activities.

Year ended December 31, 2022, as compared to year ended December 31, 2021

Revenues. We had no revenue during the years ended December 31, 2022 and December 31, 2021.

Research and Development Expenses. Research and development expenses during year ended December 31, 2022 were $72,959 as compared to $1,000 for the year ended December 31, 2021. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

Compensation Expense. We had compensation expenses of $1,135,468 and $947,237 during year ended 2022 and 2021 respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $1,239,179 in general and administrative expenses during the year ended December 31, 2022, as compared to $458,801 for the year ended December 31, 2021. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income (Expenses). We have earned $234,594 during the year ended 2022 as compared to $118 during 2021. The increase in other income is primarily result of origination fees on notes.

Net Loss. We incurred a net loss of $2,213,012 for 2022 as compared to a net loss of $1,484,313 for 2021. The increase in net loss from 2022 to 2021 is primarily a result of the increase in consulting fees, payroll expenses, compensation expenses.

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

Between October 5, 2021 to December 8, 2021 the Company sold a total of 2,229,231 shares of common stock at prices ranging between $0.13 and $0.52 per share. The Company received proceeds of $315,200.

During the quarter ended December 31, 2022, the Company issued and sold 4,401,000 shares of our common stock at $0.25 per share to 21 purchasers in a private offering. The Company received proceeds of $1,100,250.

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

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of December 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level reasonable assurance level in that:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Barry F. Cohen	83	Chief Executive Officer. Acting Chief Financial Officer and Director
Dr. Ray Powers	77	Chief Operating Officer
Farhan Taghizadeh, M.D.	51	Chief Medical Officer
Alen Sands York	90	Director
Ettore Tomasetti	83	Director

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

Dr. Ray Powers, who became our Chief Operating Officer on August 1. 2016, was an executive within the Bell System for 30 years prior to moving on to C-level positions in the technology sector serving in both private and public companies. He has served as Director of Standards for the Project Management Institute, and on their Board of Directors as well as on several non-profit boards. During the last 5 years, he has been a full-time professor and administrator in higher education. In December 2015, Dr. Powers and his spouse filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Their plan of reorganization was confirmed, and the bankruptcy was discharged in December 2016. Dr. Powers holds a professional project manager credential (PMP); a Bachelor of Science degree in business from Arizona State University; a master of arts degree in education; a master of arts degree in business (MBA); and a doctorate degree in leadership (EdD).

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

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry F. Cohen,	2022	292,700	0	2,060,000	5,400,000	358,429	0	0	0	651,129
Chairman and	2021	0	0	0	0	0	0	0	0	0
Chief Executive Officer(1)	2020	180,000	0	0	1,000,000	145,050	0	0	6,000	331,050

Farhan Taghizadeh, M.D.,	2022	0	0	60,000	850,000	41,019	0	0	0	41,019
Chief Medical Officer(2)	2021	0	0	60,000	29,167	653	0	0	0	653
	2020	0	0	76,000	0	0	0	0	0	0

(1)	Per Mr. Cohen’s renewed employment agreement dated July 1, 2021, he was granted an option for 1,000,000 shares all vesting immediately. On September 22, 2021, Mr. Cohen agreed to convert $50,000 of his accrued but unpaid salary from prior years in shares at $0.13 per share. On October 1, 2021, Mr. Cohen agreed to convert all his accrued but unpaid salary and the balance of his 2021 salary thru the end of the calendar year in shares at $0.10 per share. As a performance bonus and in return for foregoing all of his calendar year 2022 salary, Mr. Cohen was issued an option for 5,400,000 common shares with an exercise price of $0.10 per share all vesting immediately. In December 2022 the Board issued 2,060,000 shares as a performance bonus to Mr. Cohen and the Company canceled its employment agreement dated July 1, 2020, with Mr. Cohen, by paying him the balance of payments due per such agreement through the end of the agreement’s term.

(2)	Dr. Taghizadeh became the Company’s Chief Medical Officer on September 15, 2017, at which time he was awarded a grant of 20,000 shares of common stock under our 2016 Incentive Stock Plan and a grant of 5,000 shares under our 2016 Incentive Stock Plan for each subsequent month in which he serves in such capacity. As of May 1, 2019, the 5,000 shares per month was increased to 7,000 shares per month. As of September 15, 2020 the number of shares per month was reduced to 5,000 per month. On October 1, 2021, Dr. Taghizadeh was awarded an option for 350,000 shares, vesting in equal monthly installments over 36 months. On July 1, 2022, Dr. Taghizadeh was awarded an option for 500,000 shares, vesting in equal monthly installments over 36 months. All his options’ vesting accelerated due to the pending merger with SS Innovations, Inc.

Employment and Service Agreements

The Company was party to an employment agreement with Barry F. Cohen, its Chief Executive Officer. Mr. Cohen’s employment agreement was set to expire in June 30, 2024 and provided for a base salary of $15,000 per month. The employment agreement also provided for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains confidentiality and non-competition provisions. In December 2022 the Board cancelled the employment agreement with Mr. Cohen and in return paid him the balance of payments due per such agreement through the end of its term. Mr. Cohen agreed to continue to act and perform fully in his role of CEO through the closing of the planned merger with CardioVentures, Inc. We are also party to “at will” service agreements with our Chief Medical Officer, Dr. Farhan Taghizadeh and our Chief Operating Officer, Ray Powers.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2022.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market value of shares of stock that have not vested*

Barry F. Cohen	750,000	750,000	$1.00	12/1/2024	0	0
Barry F. Cohen	389,000	389,000	$0.25	3/1/2025	0	0
Barry F. Cohen	1,000,000	1,000,000	$0.25	7/1/2025	0	0
Barry F. Cohen	390,000	390,000	$0.25	12/22/2025	0	0
Barry F. Cohen	390,000	390,000	$0.25	10/1/2026	0	0
Barry F. Cohen	5,400,000	5,400,000	$0.10	7/1/2027	0	0
Farhan Taghizadeh, M.D.	350,000	350,000	$0.25	10/01/2026	0	0

Compensation of Directors

On October 1, 2021 both of our Independent Directors received on Option for 50,000 restricted common shares of our Company with an exercise price of $0.25 per share and vesting equally over 36 months.

During the quarter ended December 31, 2022, 25,000 shares of restricted common stock were issued to each of Ettore Tomassetti and Alen York, in consideration for their services as members of the Board.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan (the “2016 Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Plan to 20,000,000 shares of common stock. As of the date of this report, we have granted options to purchase 14,986,000 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 3,008,239 shares in stock grants. As of December 31, 2022, the Company has granted options to purchase 14,966,000 shares under the 2016 Plan, exercisable at prices ranging from of $0.10 to $2.00 per share and 3,003.239 shares in stock grants.

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

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*
Barry F. Cohen (1)	24,591,311	37.64
Ray Power (2)	89,400	**
Farhan Taghizadeh , M.D.(3)	1,276,000	1.95
Alen Sands York(4)	253,744	**
Ettore Tomasetti(5)	161,200	**
All directors and executive officers as a group (five persons)	26,371,655	40.37

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

**	Less than 1%.

(1)	Includes 23,707,611 shares owned by Mr. Cohen directly, and 883,700 shares held by Avra Acquisitions, LLC of which Mr. Cohen is managing member and over which shares Mr. Cohen exercises voting and dispositive control.

(2)	Includes 89,444 shares owned by Dr. Powers directly.

(3)	Includes 1,276,000 shares owned by Dr. Taghizadeh directly of which 850,000 are shares issuable upon the exercise of stock options.

(4)	Includes 253,744 shares owned by Mr. York directly of which 86,000 are shares issuable upon the exercise of stock options.

(5)	Includes 161,200 shares owned by Mr. Tomassetti directly of which 86,000 are shares issuable upon the exercise of stock options.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,818,777 shares	(1)	$0.269	5,181,223shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	14,818,777 shares	(1)	$0.269	5,181,223 shares	(1)

(1)	Represents shares of common stock under the 2016 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We describe below transactions since January 1, 2021, to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ending December 31, 2022; and any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

Per Mr. Cohen’s renewed employment agreement dated July 1, 2021, he was granted an option for 1,000,000 shares all vesting immediately. On September 22, 2021, Mr. Cohen agreed to convert $50,000 of his accrued but unpaid salary from prior years in shares at $0.13 per share. On October 1, 2021, Mr. Cohen agreed to convert all his accrued but unpaid salary and the balance of his 2021 salary thru the end of the calendar year in shares at $0.10 per share. As a performance bonus and in return for foregoing all of his calendar year 2022 salary, Mr. Cohen was issued an option for 5,400,000 common shares with an exercise price of $0.10 per share all vesting immediately. In December 2022 the Board issued 2,060,000 shares as a performance bonus to Mr. Cohen and the Company canceled its employment agreement dated July 1, 2020 with Mr. Cohen, by paying him the balance of payments due per such agreement through the end of the agreement’s term.

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

Item 14.  Principal Accounting Fees and Services.

BF Borgers CPA PC. (“Borgers”) is our current independent registered public accounting firm and was such for the years ended December 31, 2022 and December 31, 2021.

Audit Fees

Aggregate audit fees billed by Borgers for the years ended December 31, 2022 and December 31, 2021 were $68,400 and $41,160, respectively.

Audit-Related Fees

There were no audit-related fees billed by Borgers for the years ended December 31, 2022 and December 31, 2021.

Tax Fees

There were no tax fees billed by Borgers for the years ended December 31, 2022 and December 31, 2021.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)*
10.2	Research Agreement with the University of Central Florida(1)
10.3	Employment Agreement with Barry F. Cohen(1)*
10.4	Form of Director Appointment Agreement(1)
10.5	Code of Ethical Conduct(1)
10.6	Form of Indemnification Agreement(1)*
10.7	Form of 7.5% Convertible Promissory Note due June 30, 2017(3)*
10.8	Collaborative Research and Development Agreement between the Company and Infinite Mind, LLC(3)
10.9	Service Agreement between the Company and Dr. Ray Powers(3)
10.10	Service Agreement between the Company and Dr. Farhan Taghizadeh(3)
10.11	Unsecured Promissory Note dated December 31, 2018, made by the Company in favor of Barry F. Cohen(3)
10.12	Unsecured Promissory Note dated February 6, 2019, made by the Company in favor of Barry F. Cohen(3)
10.13	Unsecured Promissory Note dated May 8, 2019, made by the Company in favor of Barry F. Cohen(3)
10.14	Unsecured Promissory Note dated May 29, 2019, made by the Company in favor of Barry F. Cohen(3)
10.15	Unsecured Promissory Note dated June 26, 2019, made by the Company in favor of Barry F. Cohen(3)
10.16	Unsecured Promissory Note dated July 19, 2019, made by the Company in favor of Barry F. Cohen(3)
10.17	Unsecured Promissory Note dated August 26, 2019, made by the Company in favor of Barry F. Cohen(3)
10.18	Merger Agreement with CardioVentures, Inc., dated November 7, 2022(4)
31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer(5)
32.1	Section 906 Certification by Chief Executive Officer and Acting Chief Financial Officer(5)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 16, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-234060) and incorporated herein by reference.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 7, 2022 and incorporated herein by reference.
(5)	Filed herewith.

NOTE: WHAT OTHER EXHIBITS SHOULD WE FILE?

*	Management compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA MEDICAL ROBOTICS, INC.

Dated: March 31, 2023	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barry F. Cohen	Chief Executive Officer,	March 31, 2023
Barry F. Cohen	Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Alen Sands York	Director	March 31, 2023
Alen Sands York

/s/ Ettore Tomassetti	Director	March 31, 2023
Ettore Tomassetti

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AVRA Medical Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AVRA Medical Robotics, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2023

AVRA MEDICAL ROBOTICS, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,351,364	$405,774
Other prepaid expenses and deposit	$8,678	$2,291
Notes Receivables – Acquisition	$3,000,000	$-
Total Current Assets	$4,360,042	$408,065

EQUIPMENT:
Equipment	$98,592	$98,592
Accumulated depreciation	$(87,193)	$(78,050)
Total Equipment, net	$11,399	$20,542

TOTAL ASSETS	$4,371,441	$428,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$-	$124,581
Accrued compensation	$-	$-
Accrued expenses	$5,700	$17,700
Accrued interest	$45,529	$-
Notes payable - related party	$4,000,000	$145,000
Promissory notes	$-	$-
Total Current Liabilities	$4,051,229	$287,281
Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:

Preferred stock, 5,000,000 shares authorized, $.0001 par value, non-issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 53,887,738 and 37,848,905 issued and outstanding at December 31, 2022 and December 31, 2021 respectively	$5,389	$3,785
Common stock Issuable, 0 and 4,265,295 shares, $.0001 par value at December 31, 2022 and December 31, 2021, respectively	$-	$458,519
Additional paid in capital	$11,005,895	$8,183,082
Treasury stock	$-	$(26,000)
Accumulated deficit	$(10,691,071)	$(8,478,060)
Total Stockholders’ Equity	320,213	$141,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,371,441	$428,607

The accompanying notes are an integral part of these financial statement

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021

Revenue	$-	$-

OPERATING EXPENSES
Research and Development	$72,959	$1,000
Compensation Expense	$1,135,468	$947,237
General and Administrative	$1,239,179	$458,801
Total Operating Expenses	$2,447,606	$1,407,038

OTHER INCOME AND (EXPENSES)
Investment Loss	$-	$(77,392)
Interest Earned	$148	$118
Interest Expenses	$(45,529)	$-
Origination Fees	$279,975	$-
Total Other Income and (Expenses), net	$234,594	$(77,274)

Loss before income tax taxes	$(2,213,012)	$(1,484,313)

Provision for Income Tax	$-	$-

NET LOSS	$(2,213,012)	$(1,484,313)

Loss per common share - basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding - basic and diluted	40,878,824	28,480,973

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(2,213,012)	$(1,484,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	$9,143	$18,787
Stock compensation expense	$865,468	$767,237
Stock issued for services	$-	$1,107,500
Investment loss	$-	$77,392
Changes in operating assets and liabilities:
Other prepaid expenses and deposit	$(6,387)	-
Accounts payable and accrued expenses	$(91,052)	$(849,637)
Net Cash Used in Operating Activities	$(1,435,841)	$(363,034)

INVESTING ACTIVITIES:
Notes Receivables - Acquisition	$(3,000,000)	$-
Investment in Avra Air LLC	$-	$38,150
Net Cash Used in Investing Activities	$(3,000,000)	$38,150

FINANCING ACTIVITIES:
Repayment of Promissory note	$(145,000)	$-
Proceeds from 7% convertible Promissory note	$4,000,000
Proceeds from private placement	$-	$315,200
Proceeds from exercise of stock options	$-	$12,900
Proceeds from securities offering	$1,500,431	$267,850
Treasury stock	$26,000	$(26,000)
Net Cash Provided by Financing Activities	$5,381,431	$569,949

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(945,590)	$245,065

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$405,774	$160,709

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,351,364	$405,774
Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash received for interest	$-	$118
Non-cash financing activities:
Related party note payable converted into common stock	$-	$50,000
Reduction of account payable and equipment	$-	$9,543

The accompanying notes are an integral part of these financial statements.

AVRA MEDICAL ROBOTICS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Shareholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	25,721,971	$2,572	289,697	$100,925	$6,021,201	$(6,993,747)	$(869,049)
Stock based compensation expense	7,413,990	$741	-	$-	$862,107	$-	$862,849
Common stock issuable for services	-	$-	4,745,196	$869,668	$-	$-	$869,668
Conversion of debt to equity	384,615	$38	-	$-	$49,961	$-	$50,000
Security Offerings	1,120,000	$112	-	$-	$146,161	$-	$146,273
Stock issued for services	210,000	$21	-	$-	$276,676	$-	$276,697
Private Placement	2,229,231	$223	-	$-	$314,977	$-	$315,200
Treasury stock	-	$-	-	$-	$-	$-	$(26,000)
Common stock issued	769,598	$77	(769,598)	$(512,075)	$511,998	$-	0
Net loss	-	$-	-	$-	$-	$(1,484,313)	$(1,484,313)
BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$(8,504 ,060)	$141,326
Stock based compensation expense		$-	-	$-	$679,611	$-	$679,611
Common stock issuable for services	240,270	$24	(718,212)	$(125,599)	$72,057	$-	$(53,518)
Treasury stock	-	$-	-	$-	$-	$26,000	$26,000
Common stock issued	15,798,063	$1,580	(3,547,082)	$(332,919)	$2,071,146	$-	$1,739,806
Net loss	-	$-	-	$-	$-	$(2,213,012)	$(2,213,012)
BALANCE AT DECEMBER 31, 2022	53,887,738	5,388	-	$-	11,005,896	$(10,691,071)	$320,213

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

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized sales through December 31, 2021. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At December 31, 2022, the Company’s stockholders’ equity was $320,231 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and 2021, $0 and $147,460, respectively, were in excess of the FDIC insured limit.

Equipment

Equipment is recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation are as follows:

Equipment -5 years straight-line

The Company originally purchased medical equipment for a total cost of $75,000 which was 100% financed by the seller. After making several payments, the Company settled with the vendor due to issues with the equipment and was relieved of the $25,000 balance owed as of first quarter 2020. The total amount paid of $50,000 represents the actual cost. During the year 2022, there is no addition.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company did not adopt the standard effective January 1, 2019, utilizing the lessor practical expedient. On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for ASC 842, to give implementation relief. Under the FASB’s new framework, two “buckets” were defined, bucket 1 includes public companies that are SEC filers but excludes “Small Reporting Companies” (SRC’s). Bucket 2 includes all other entities, including SRC’s. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2022.

NOTE 3 – INVESTMENT

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

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On September 22, 2021, the Company’s CEO, converted a total of $50,000 of notes payable into 384,615 shares of common stock.

NOTE 5 – PROMISSORY NOTES

During the years ended 2021 and 2022, 1,175,000 and zero warrants with a price of $0.78 per warrant for 2021, were valued at $912,489 and $0.00 using a black-scholes pricing model and expensed as stock compensation, respectively.

NOTE 6 – MERGER

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

In connection with executing the letter of intent, we advanced the SSI Parties, the amount of $4,000,000 (the “Interim Financing”). Interim Financing is evidenced by six notes - $1,000,000, $100,000, $500,000, $500,000, $900,000, and $1,000,000. All are one-year Automatically Convertible Notes made in favor of the Company by Cardio, Otto and Dr Sudhir, jointly and severally (the “Cardio Notes”). Interest on the Cardio Notes shall accrue at the rate of 7% per annum, payable together with the principal amount at maturity. The Cardio Notes have an original issue discount of 10% on $2,000,000 and 6% on the balance. If the Cardio Notes are not repaid in full on or at maturity, they will automatically convert into a percentage equity interest in Cardio determined by dividing the principal amount of and accrued interest on the Cardio Notes divided by $100 million. The Cardio Notes contains customary default provisions and other typical terms and condition.

We may make additional advances to the SSI Parties of up to an aggregate principal amount of $5,000,000 of Interim Financing, evidenced by additional Cardio Notes. These Cardio Notes will be substantially similar in form and substance to the first Cardio Notes, provided, however, that Cardio Notes issued in excess of an aggregate principal amount of $2,000,000, will have an original issue discount of 6% as opposed to 10%, and the valuation for determining conversion may be $250 million as opposed to $100 million.

In order to fund the Interim Financing, the Company offered and sold one-year convertible promissory notes (the “Convertible Notes”) of $1,000,000 (maturity date 08-15-2023), $500,000 (maturity date 10-26-2023), and $500,000 (maturity date 12-01-2023) to one accredited investor and $100,000 (maturity date 09-10-2023), $900,000 (maturity date 11-23-2023), and $1,000,000 (maturity date 12-29-2023) to another. The Convertible Notes will have the same interest rate and payment terms as the Cardio Notes and otherwise be substantially similar to the Cardio Notes, provided, however, that the Convertible Notes do not have an original issue discount. Further, upon consummation of the Transaction (if and when it is consummated) the Convertible Notes will automatically convert into a number of AVRA Shares determined by dividing the principal amount of the Convertible Notes by $100 million and multiplying such number expressed as a percentage by the number of AVRA Shares issued to Dr. Sudhir and the other shareholders of the SSI Parties (if any) upon closing of the Transaction. The Company may offer and sell up to an aggregate principal amount of $5,000,000 in Convertible Notes in order to fund the Interim Financing.

The Convertible Notes were issued in a private transaction pursuant to the exemptions from registration under the Section 4(a)2 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

NOTE 7 – INCOME TAXES

The Company’s deferred tax assets at December 31, 2022 consist of net operating loss carry forwards of $4,393,785. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of December 31, 2020 total of $0. The increase in the valuation allowance balance for the year ended December 31, 2020 of $221,827 is entirely attributable to the net operating loss.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2022 and 2021, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

On October 1, 2021 the Company issued 25,000 shares of common stock to its Chief Medical Officer.

On December 1, 2022, 10,000 shares of restricted common stock are issued for services to Farhan Taghizadeh, per his employment agreement dated September 15, 2020.

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

Stock options are accounted for in accordance with FASB ASC Topic 718-10-55-136., Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. During the years ended December 31, 2022 and 2021, $679,612 and $159,949, respectively, of expensed stock options has been recorded as stock-based compensation and classified in general and administrative expense on the Statement of Operations.

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

On June, 2022 the Company issued 150,000 stock options to a consultant with an exercise price of $0.10 per option. This option ceased vesting upon the departure of the consultant in September 2022.

On July 1, 2022 the Company issued 500,000 stock options to its Chief Medical Officer with an exercise price of $0.10 per option.

On July 1, 2022 the Company issued 3,020,000 stock options to consultants with an exercise price of $0.10 per option.

On July 1, 2022 the Board issued 5,400,000 stock options to the CEO as a performance bonus and in return for his foregoing all of his 2002 calendar year salary.

Expected volatilities are based on the average volatilities of six similar companies; fair market values are calculated using the implied share values of recent company financings or OTC closing prices for that day, whichever is more suitable; risk-free rate used was 2%.

NOTE 10 – COMMITMENTS

Employment Agreements

In December 2022 the Company canceled its employment agreement dated July 1, 2021 with Mr. Cohen, by paying him the balance of payments due per such agreement through the end of the agreement’s term. Mr. Cohen agreed to continue in an active role as Chairman and CEO of the Company thru the date of closing of its planned merger with SS Innovations, Inc.

Lease

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

Effective November 1, 2022 the Company signed and amendment which further modified the August 1, 2020 agreement, reducing the monthly lease expense to $404.68 including applicable sales tax.

Either party may cancel the agreement at any time with 30 days’ notice.

NOTE 11 – SUBSEQUENT EVENTS

As described earlier in this filing, $4,000,000 was raised as part of the Interim Financing Notes in 2022. An additional $1,000,000 in Notes from one of the two existing Note Holders was raised on February 2, 2023.

From January 1, 2023, through the date of this filing, the Company sold 670,000 shares of common stock at a price ranging from $0.25 to $0.45 per share receiving proceeds of $189,500.

On January 27, 2023, the CEO and one individual exercised their stock options via a net cashless exercise resulting in the issuance of 9,678,437 shares.

On January 27, 2023, the CEO exercised his warrant via a net cashless exercise resulting in the issuance of 595,562 shares.

On February 24, 2023, two investors exercised their warrants resulting in the issuance of 600,000 shares and proceeds of $240,000 to the Company.