Form 10-Q
period 2023-03-31
SS Innovations International, Inc.
filed 2023-05-15
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-216054

SS INNOVATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 SE 15th Street, #512, Fort Lauderdale, FL 33316

(Address of Principal Executive Offices)

(954) 478-1410

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 146,172,439 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of May 13, 2023.

i

EXPLANATORY NOTE

On April 14, 2023, a wholly-owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation, which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report only reflect the operations of the Company prior to the acquisition and do not give pro forma effect to the reverse stock split.

When used in this report, unless otherwise indicated, the terms “SSII,” “the Company,” “we,” “us” and “our” refer to SS Innovations International, Inc. f/k/a Avra Medical Robotics, Inc.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,543	$1,351,364
Other prepaid expenses and deposit	$8,678	$8,678
Notes Receivables – Acquisition	$5,000,000	$3,000,000
Total Current Assets	$5,457,221	$4,360,042

EQUIPMENT:
Equipment	$98,592	$98,592
Accumulated depreciation	$(89,472)	$(87,193)
Total Equipment, net	$9,120	$11,399

TOTAL ASSETS	$5,466,341	$4,371,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$5,700	$5,700
Accrued interest	$113,227	$45,529
Promissory note	$5,000,000	$4,000,000
Total Current Liabilities	$5,118,927	$4,051,229
Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:

Common stock, 100,000,000 shares authorized, $.0001 par value, 65,443,337 and 53,887,738 issued and outstanding at March 31, 2023 and December 31, 2022 respectively	$6,544	$5,389
Additional paid in capital	$13,036,260	$11,005,895
Accumulated deficit	$(12,695,391)	$(10,691,071)
Total Stockholders’ Equity	$347,414	$320,213
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,466,341	$4,371,441

See accompanying notes to unaudited Condensed Financial Statements

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2023	2022

Revenues	$-	$-

OPERATING EXPENSES
Research and Development	-	-
Compensation Expense	1,592,309	28,240
General and Administrative	464,758	52,215
Total Operating Expenses	2,057,067	80,455
OTHER INCOME AND (EXPENSES)
Interest Earned	46	35
Origination Fees	120,000
Rewards	400	-
Interest Expense	(67,699)
Total Other Income and (Expenses), net	52,747	35

Loss before Income Taxes	(2,004,320)	(80,421)

Provision for Income Taxes	-	-

NET LOSS	$(2,004,320)	$(80,421)

Loss per common share - basic and diluted	$(0.032)	$(0.002)

Weighted average common shares outstanding - basic and diluted	61,705,851	37,849,405

See accompanying notes to unaudited Condensed Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Stock	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	53,887,738	$5,388	-	$-	$11,005,896	$-	$(10,691,071)	$320,213
Stock based compensation expense	-	$-	-	$-	$1,597,693	$-	$-	$1,597,693
Conversion of debt to equity	-	$-	-	$-	$-	$-	$-	$-
Stock issued for services	-	$-	-	$-	$432,672	$-	$-	$432,672
Common stock issuable for services	-	$-	-	$-	$-	$-	$-	$-
Common stock issued	11,555,599	$1,156	-	$-	$-	$-	$-	$1,156
Net loss	-	$-	-	$-	$-	$-	$(2,004,320)	$(2,004,320)
BALANCE AT MARCH 31, 2023	65,443,337	$6,544	-	$-	$13,036,261	$-	$(12,695,391)	$347,414
BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	4,265,295	$458,519	$8,813,082	$-	$(8,478,060)	$141,326
Stock based compensation expense	-	$-		$-	$27,476	$-	$-	$27,476
Conversion of debt to equity	-	$-	-	$-	$-	$-	$-	$-
Stock issued for services	-	$-	-	$-	$-	$-	$-	$-
Common stock issued	-	$-	-	$-	$-	$-	$-	$-
Treasury stock	-	$-	-	$-	$-	$(26,000)	$-	$-
Common stock issuable for services	-	$-	133,234	$764	$-	$-	$-	$764
Net loss	-	$-	-	$-	$-	$-	$(80,421)	$(80,421)
BALANCE AT MARCH 31, 2022	37,849,405	$3,785	4,398,529	$459,283	$8,210,558	$(26,000)	$(8,558,481)	$89,145

See accompanying notes to unaudited Condensed Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,004,320)	$(80,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,279	2,305
Stock compensation expense	1,597,693	28,240
Changes in operating assets and liabilities:	-	-
Accounts payable and accrued expenses	67,699	(9,030)
Net Cash Used in Operating Activities	(336,649)	(58,905)

INVESTING ACTIVITIES:
Notes Receivables - Acquisition	(2,000,000)	-
Equipment acquisition	-	-
Net Cash Used in Investing Activities	(2,000,000)	-

FINANCING ACTIVITIES:
Proceeds from securities offering	446,188	-
Repayment of warrants	(12,360)	-
Proceeds from 7% convertible promissory note	1,000,000	-
Net Cash Provided by Financing Activities	1,433,828	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(902,821)	(58,905)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,351,364	405,774
CASH AND CASH EQUIVALENTS - END OF PERIOD	$448,543	$346,869

Supplemental information of non-cash investing and financing activities:
Non-cash investing activities:
Cash paid for interest	$-	$-
Cash received for interest	$-	$35

Non-cash financing activities:
Related party note payable converted into common stock	$-	$-
Promissory note converted into common stock	$-	$-
Reduction of account payable and equipment	$-	$-

See accompanying notes to unaudited Condensed Financial Statements

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – COMPANY AND BASIS OF PRESENTATION

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc. The Company was established to develop advanced medical surgical devices. The Company is structured to invest in four principal areas – surgical robotic systems, surgical tools, implantable devices and surgical robotic training.

On April 14, 2023, a wholly-owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation, which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report only reflect the operations of the Company prior to the acquisition and do not give pro forma effect to the reverse stock split.

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s 2022 Annual Report on Form 10-K . There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended March 31, 2023.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. At March 31, 2023, the Company’s stockholders’ equity was $347,414 which raises substantial doubt about the Company. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in a financial institution. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023, $198,543 were in excess of the FDIC insured limit.

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

NOTE 5 – WARRANTS

During the years ended 2021 and 2022, 1,175,000 and zero warrants with a price of $0.78 per warrant for 2021, were valued at $912,489 and $0.00 using a black-scholes pricing model and expensed as stock compensation, respectively. No warrants were issued in the 1st quarter of 2023.

NOTE 6 – MERGER

On April 14, 2023 (“Closing”), the Company consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly-owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures.

CardioVentures, through a subsidiary, owns a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI-India”). Based in Haryana, India, SSI-India is engaged in the business of developing innovative surgical robotic technologies with a vision to make the benefits of robotic surgery affordable and accessible to a larger part of the global population. SSII’s product range includes its proprietary “SSI Mantra” surgical robotic system and a wide range of surgical instruments capable of supporting a variety of cardiac and other surgical procedures. The Company now intends to focus on the business of SSI-India and has plans to globally expand the presence of its technologically advanced, user-friendly, and cost-effective surgical robotic solutions.

Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into CardioVentures (the “Merger”). In the Merger, holders of the outstanding shares of common stock of CardioVentures (including certain parties who provided interim convertible financing during the pendency of the Merger Agreement, were issued 135,808,884 shares of SSII common stock, representing approximately 95% of issued and outstanding shares of SSII common stock post-Merger, with the existing shareholders of SSII holding approximately 6,544,344 shares of SSII common stock representing approximately 5% of issued and outstanding shares of SSII common stock post-Merger.

Pursuant to the Merger Agreement, at Closing, the holders of CardioVentures common stock also received shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”).

The Series A Preferred Shares vote together with shares of SSII common stock as a single class on all matters presented to a vote of shareholders, except as required by law, and entitle the holders of the Series A Preferred Shares to exercise 51.0% of the total voting power of the Company. The Series A Preferred Shares are not convertible into common stock, do not have any dividend rights and have a nominal liquidation preference. The Series A Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series A Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions. The Series A Preferred Shares will be automatically redeemed by the Company for nominal consideration at such time as the holders of the Series A Preferred Shares own less than 50% of the shares of SSII common stock received in the Merger.

In addition to the foregoing, following Closing, the Company issued 14,029,170 post-Merger shares of SSII common stock to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Pursuant to his investment agreement with the Company, dated April 7, 2023, which included his $3,000,000 investment, and which was described in and included as an Exhibit to the Company’s Report on Form 8-K, dated April 14, 2023, Dr. Moll received 7% of SSI’s post-merger issued and outstanding common stock on a fully diluted basis or an aggregate of 10,149,232 SSI Shares.

The securities issued in connection with the Merger and to these two investors were issued pursuant to the exemptions from registration of Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

As a result of the foregoing, a “Change in Control” of the Company occurred, with Dr. Sudhir Srivastava becoming the Company’s principal and controlling shareholder.

Concurrent with consummation of the Merger, Dr. Sudhir Srivastava, through his holding company, assigned patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products (the “SSII Intellectual Property”) to a wholly-owned subsidiary of SSII. In consideration thereof, Dr. Srivastava’s holding company will receive a quarterly royalty of three percent (3%) of all “net revenues” (gross revenues actually received less cost of goods sold) generated from the sale or licensing of the SSII Intellectual Property or products or services utilizing the SSII Intellectual Property.

At Closing, the Company’s articles of incorporation were amended to:

1.	change the Company’s corporate name to “SS Innovations International, Inc.;”

2.	effect the one for ten Reverse Stock Split;

3.	authorize the designation of the Series A Preferred Shares; and

4.	increase its authorized common stock to 250,000,000 shares.

NOTE 7 – INCOME TAXES

The Company’s deferred tax assets at March 31, 2023 consist of net operating loss carry forwards of $8,066,176. Using a new federal statutory tax rate of 21%, the valuation allowance balance as of March 31, 2023 totals $0.

Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for this loss carry forward as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the net operating losses discussed above. Therefore, the Company’s provision for income taxes is $-0- for the three months ended March 31, 2023, and 2022.

At March 31, 2023 and December 31, 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2023 and December 31, 2022, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share plus 5,000,000 shares of preferred stock, par value $0.0001.

On Jan 27, 2023, the Company issued 7,048,843 shares of our common stock to Barry Cohen as a result of his cashless exercising of two options and one warrant.

On Feb 1, 2023, the Company issued 5,000 shares of our common stock to our Chief Medical Officer per his service agreement dated September 15, 2020.

On Jan 27, 2023, the Company issued 3, 225,156 shares to one accredited investor as a result of their cashless exercise of two options.

During the first quarter of 2023 the Company issued a total of 670,000 shares of our common stock to five accredited investors at a price per share ranging from $0.25 to $0.40 resulting in proceeds of $189,500 to the Company.

On Feb 24, 2023, the Company issued a total of 600,000 shares of our common stock to two accredited investors as a result of their exercising two warrants resulting in proceeds of $240,000 to the Company.

On March 4, 2023, the Company issued 6,600 shares to a vendor for consulting services.

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

Stock options are accounted for in accordance with FASB ASC Topic 718-10-55-136., Compensation –Stock Compensation, with option expense amortized over the vesting period based on the Black-Scholes option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of expense. No options were issued in the quarter ending March 31, 2023.

Expected volatilities are based on the average volatilities of six similar companies; fair market values are calculated using the implied share values of recent company financings or OTC closing prices for that day, whichever is more suitable; risk-free rate used was 2%.

NOTE 10 – COMMITMENTS

Employment Agreements

In December 2022 the Company canceled its employment agreement dated July 1, 2021 with Mr. Cohen, by paying him the balance of payments due per such agreement through the end of the agreement’s term. Mr. Cohen agreed to continue in an active role as Chairman and CEO of the Company thru the date of closing of its planned merger with SS Innovations International, Inc.

Lease

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2018. Effective August 1, 2018, and expiring July 31, 2019, the Company signed a new agreement, with monthly payments of $1,829.25 plus applicable sales tax. Effective August 1, 2019, the Company signed a year lease agreement, provides that the Company pay insurance, maintenance, and taxes with a monthly lease expense of $2,454.75 plus applicable sales tax. Effective January 15, 2020, the Company amended its August 1, 2019, lease agreement reducing its monthly lease payment to $2,223 plus applicable sales tax. the Company signed a lease that was effective August 1, 2020 through July 31, 2021, which provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $1,474.17 plus applicable sales tax.

Effective November 1, 2022 the Company signed an amendment which further modified the August 1, 2020 agreement, reducing the monthly lease expense to $404.68 including applicable sales tax. Either party may cancel the agreement at any time with 30 days’ notice.

NOTE 11 – SUBSEQUENT EVENTS

See Note 6 about the Merger which closed on April 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

General

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

Merger

On April 14, 2023, a wholly-owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation, which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., (“SSI India”) an Indian private limited company engaged in the business of developing innovative surgical robotic technologies with a vision to make the benefits of robotic surgery affordable and accessible to a larger part of the global population. SSII’s product range includes its proprietary “SSI Mantra” surgical robotic system and a wide range of surgical instruments capable of supporting a variety of cardiac and other surgical procedures. The Company now intends to focus on the business of SSI-India and has plans to globally expand the presence of its technologically advanced, user-friendly, and cost-effective surgical robotic solutions.

As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements and financial information contained in this report only reflect the operations of the Company prior to the acquisition and do not give pro forma effect to the reverse stock split.

See Note 6 to the Notes to Financial Statements included in Part I, Item 1 of this report for additional details regarding the acquisition.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at March 31, 2023 (unaudited) and December 31, 2022:

Balance Sheet Data	As of	As of
	March 31,	December 31,
	2023	2022

Cash	$448,543	$1,351,364
Total Assets	$5,466,341	$4,371,441
Total Liabilities	$5,118,927	$4,051,229
Total Stockholders’ Equity	$347,414	$320,213

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2023, as compared to three months ended March 31, 2022

Revenues. We had no revenues during either the three months ended March 31, 2023, or the three months ended March 31, 2022.

Research and Development Expenses. Research and development expenses were $0 during the three months ended March 31, 2023, and for the three months ended March 31, 2022. Research and development expenses reflect continuing development work on the Company’s prototype robotic system at its facilities at UCF’s incubator in Orlando, Florida.

Compensation Expense. We had compensation expenses of $1,592,309 and $28,240 during the three months ended no revenues during either the three months ended March 31, 2023 and March 31, 2022, respectively. This includes compensation for the management staff and stock-based compensation expense related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $464,758 and $52,215 in general and administrative expenses during the three months ended March 31, 2023, and March 31, 2022, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income/Expenses. We had $52,747 in the first three quarters of 2023 as compared to $35 of other expenses during the three months ended March 31, 2022 consisting of interest expense related to loans.

Net Loss. We incurred a net loss of $2,004,320 for the three months ended March 31, 2023, as compared to a net loss of $80,421 for the three months ended March 31, 2022.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive, financial and accounting officer, has concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2022.

Our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2023, the Company sold the following unregistered equity securities, which have not been previously been reported in its Annual Report on Form 10-K for the year ended December 31, 2022 or in a Current Report on form 8-K:

On Feb 1, 2023, the Company issued 5,000 shares of our common stock to our then Chief Medical Officer per his service agreement dated September 15, 2020.

During the first quarter of 2023 the Company issued a total of 670,000 shares of our common stock to five “accredited investors” at a price per share ranging from $0.25 to $0.40 resulting in proceeds of $189,500 to the Company.

On March 4, 2023, the Company issued 6,600 shares to a vendor for consulting services.

The above securities were issued pursuant to the exemptions from registration of Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Section 906 Certification – Chief Executive Officer
32.2	Section 906 Certification – Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: May 15, 2023	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)