Form 10-Q
period 2023-06-30
SS Innovations International, Inc.
filed 2023-08-07
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-216054

SS INNOVATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 146,172,439 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of August 4, 2023

When used in this report, unless otherwise indicated, the terms “SSII,” “the Company,” “we,” “us” and “our” refer to SS Innovations International, Inc. f/k/a Avra Medical Robotics, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this report and under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

EXPLANATORY NOTE

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation(“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and Cardio Ventures and give pro forma effect to the reverse stock split.

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$423,060	$1,351,364
Accounts receivable, net of allowances	1,070,358	-
Notes Receivables - Acquisition	-	3,000,000
Inventory	2,608,490	-
Prepaids and other current assets	1,383,369	8,678
Total Current Assets	5,485,276	4,360,042

Non-Current Assets:

Property, plant, and equipment, net	436,508	11,399
Long Term Receivable	1,953,127	-
Loans & Advances ( Related Party)	1,818,420	-
Total Non-Current Assets	4,208,054	11,399
Total Assets	$9,693,331	$4,371,441

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank Overdraft Facility	$4,963,385	$-
Notes Payable	1,225,000	4,000,000
Accounts payable	31,760	-
Deferred tax liability	20,760	-
Other accrued liabilities	2,130,831	51,229
Total Current Liabilities	8,371,736	4,051,229

Other accrued liabilities-Non current	500,000
Total Liabilities	8,871,736	4,051,229

Commitments and contingencies

Stockholders’ (deficit) equity :
Common stock, 100,000,000 shares authorized, $0.0001 par value,146,172,432 shares and 53,892,748 shares issued and outstanding as of June 30, 2023, and December 31,2022 respectively	14,615	5,389
Translation adjustment	(157,646)	-
Additional Paid in Capital	19,166,730	11,005,895
Accumulated other comprehensive income (loss)	899,917	-
Accumulated deficit	(19,102,022)	(10,691,071)
Total stockholders’ (deficit) equity	821,595	320,213
Total liabilities and stockholders’ (deficit) equity	$9,693,331	$4,371,441

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	June 30,	June 30,
	2023	2022
REVENUES
System Sales	$1,537,224	-
Warranty Sales	38,082	-
Cost of revenue	(1,351,143)
GROSS (LOSS) PROFIT	224,164	-

OPERATING EXPENSES:
Selling, general and administrative	1,983,053	170,030
TOTAL OPERATING EXPENSES	1,983,053	170,031

Loss from operations	(1,758,890)	(170,031)

OTHER INCOME (EXPENSE):
Interest and other income, net	(91,533)	(29)
TOTAL OTHER (EXPENSE) INCOME	(91,533)	(29)

NET LOSS	(1,850,423)	(170,002)
Net loss attributable to Cardio Ventures, Inc.	$(1,850,423)	$(170,002)

Net loss per share - basic and diluted	(0)	(0)
Weighted average	133,791,407	37,886,780

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended
	June 30,	June 30,
	2023	2022
REVENUES
System Sales	$3,028,534	0
Warranty Sales	58,151	0
Cost of revenue	(2,351,347)
GROSS (LOSS) PROFIT	735,339	-

OPERATING EXPENSES:
Selling, general and administrative	3,400,013	250486
TOTAL OPERATING EXPENSES	3,400,013	250,486

Loss from operations	(2,664,674)	(250,486)

OTHER INCOME (EXPENSE):
Interest and other income, net	(173,791)	64
TOTAL OTHER (EXPENSE) INCOME	(173,791)	64

NET LOSS	(2,838,465)	$(250,422)
Net loss attributable to Cardio Ventures, Inc.	(2,838,465)	$(250,422)

Net loss per share - basic and diluted	(0)	(0)
Weighted average	98,172,406	37,867,989

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(Unaudited)

					Common Stock to be		Additional	Additional			Accumulated other	Total
	Common Stock		Common Stock		Issued		Paid-In	Paid-In	Treasury	Accumulated	comprehensive	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Capital	Stock	Deficit	income (loss)	Equity

BALANCE AT DECEMBER 31, 2022	53,887,738	$5,388					$11,005,896		0	$(10,691,071)	$-	$320,213
												-
Stock based compensation expense							$1,597,693					$1,597,693
Stock issued for services							$432,672					$432,672
Security offerings												-
Common stock issued	11,555,599	$1,156										1,155.56
Net loss										$(2,004,320)		-2,004,320.00

BALANCE AT MARCH 31, 2023	65,443,337	$6,544	-	$-	-	$-	$13,036,261	$-	$-	$(12,695,391)	$-	347,414

Recapitalization	$(65,443,337)	$(6,544)	6,544,334	$654			$(13,036,261)	$13,042,151				0.00
Conversion of Notes Payable to equity			7,709,871	$771				$6,137,770				6,138,541
Recapitalization			131,917,051	$13,191				$(13,191)		$(4,556,208)		-4,556,208
Accumulated other comprehensive income(loss)											$742,271	742,271
Net loss										$(1,850,423)		-1,850,423

BALANCE AT JUNE 30, 2023	-	$-	146,171,256	$14,616	-	$-	$-	$19,166,730	$-	$(19,102,022)	$742,271	821,595

BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$8,183,082	$-	$(8,504,060)		$141,326

Stock based compensation expense							27,476	27,476		-		27,476
Conversion of debt to equity	-	-	-	-	-	-	-	-		-		-
Treasury stock	-	-	-	-	-	-	-	-	-26,000	-		-
Common stock issuable for services					133,234	764	-	-		-		764
Common stock issued												-
Net loss	-	$-	-	$-	-	$-	$-	$-		$(80,421)		$(80,421)

BALANCE AT MARCH 31, 2022	37,849,405	$3,785	37,849,405	$3,785	4,398,529	$459,283	$8,210,558	$8,210,558	$(26,000)	$(8,584,481)	$-	$89,145

Stock based compensation expense	-	-	-	-	-	-	25,189	25,189	-	-		25,189
Conversion of debt to equity	-	-	-	-	-	-	-	-	-	-		-
Stock issued for services	240,270	24	240,270	24	-	-	72,057	72,057	-	-		72,081
Security offerings	-	-	-	-	-	-	-	-				-
Common stock issuable for services					-	-	-	-	-	-		-
Common stock issued					458,947	41,337						41,337
Net loss	-	-	-	-	-	-	-	-		-170,002		$(170,002)

BALANCE AT JUNE 30, 2022	38,089,675	3,809	38,089,675	3,809	4,857,476	500,620	8,307,804	8,307,804	-26,000	-8,754,483	-	57,751

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,838,465)	$(250,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310,897	4,586
Translation diff	(157,645)	-
Prepaid expenses and other assets	(10,626,023)	-
Stock compensation expense	-	94,766
Accounts payable and accrued expenses	2,632,123	(65,696)
Net cash used in operating activities	(10,679,114)	(216,766)
Cash flows from investing activities:
Notes Receivables - Acquisition	3,000,000	-
Purchase of property and equipment	(736,006)	-
Long Term Receivable	(3,771,547)	-
Net cash used in investing activities	(1,507,552)	-
Cash flows from financing activities:
Proceeds from loan		-
Proceeds of Demand Notes Payable	4,963,385	-
Proceeds from securities offering	8,170,061	72,081
Accumulated other comprehensive income (loss)	899,917
Repayment of notes	(2,775,000)	-
Net cash provided by financing activities	11,258,363	72,081
Net change in cash	(928,304)	(144,685)
Cash at beginning of year	1,351,364	405,774
Cash at end of year	$423,060	$261,089
	(0.00)	-
Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY AND BASIS OF PRESENTATION

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc. The Company was established and is continuing to develop advanced medical and surgical robotic systems.

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and Cardio Ventures and give pro forma effect to the reverse stock split.

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 1, 2022 and were also included in financial statements subsequently filed under cover of a Form 8-K/A on June 26, 2023. There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended June 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $2,886,460 and an accumulated deficit of $19,102,022 as of June 30, 2023. The Company also had a net loss of $1,850,423 for the six months ended June 30, 2023.

Company launched the commercial sale of its “SSI Mantra” surgical robotic system in India, which has been well received by hospitals and healthcare institutions there. As of June 30, 2023, the Company has, sold nine surgical robotic systems and is now generating regular revenues as additional purchase orders are also being received.

The Company has also been able to access financial resources to further supplement its operations and in this regard, on April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of June 30, 2023, US$1,225,000 in advances were outstanding under the Line of Credit Note.

The management of the Company is making efforts to raise further funding to scale up operations and meets its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and financial statements subsequently filed under cover of a Form 8-K/A on June 26, 2023. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investment with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangement and in such cases, the amounts due and recoverable beyond one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2023 and December 31, 2022 amounted to $NIL and $NIL respectively.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Indian Rupees (“INR”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the three months ended June 30, 2023 closing rate at 82.0735 US$:INR, average rate at 82.0962 US$:INR.

Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of June 30, 2023, the Company valued the inventory at $2,608,490.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately US$ 6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation of Bahamas insures deposits up to US$50,000 per account. As at June 30,2023, $ 63,755 of deposits were in excess of overall insurance coverage limits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of a contract with a customer or placement of a purchase order by the customer.

●	Identification of the performance obligations in the contract or the purchase order as the case may be.

●	Determination of the transaction price which is reflected in the purchase order placed by the customer.

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied as per the terms of the purchase order received from the customer.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Product type and payment terms vary by client.

The Company recognizes the revenue at the time when the risk and reward related to that equipment gets transferred immediately when we dispatch. We also sell instruments which are used by surgeons when they use our robotic system for surgeries. These instruments are like consumables for the hospitals, and we recognize the revenues for sale of instruments as and when the risk and reward related to those instruments get transferred immediately when we dispatch. The revenues attributable to the warranty is recognized over the period to which it relates. In six month period ended June 30, 2023, we have sold six surgical robotic systems and the revenues attributable to warranty is deferred for recognition over the period to which it relates. Due to application of ASC606, as of June 30, 2023, the sum of US$ 936,262 stands transferred to unrealized deferred revenue and as such the revenues and profitability for six month period is impacted to the extent of this unrealized deferred revenue.

Property Plant & Equipment

Property Plant & Equipment is recorded at cost and depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Office furniture and fixtures	4
Plant and equipment	4-8
Motor vehicles	3

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:-

	Period Ended
	June 30,	December 31,
	2023	2022
Land & Building
Machinery and equipment	$109,705	$-
Furniture and Fittings	$104,065	$-
Computer and office equipment	$376,116	$98,592
Motor Vehicle	$187,206	$-
R & D Equipment	$39,397	$-
Website		$36,122
Server & Networking	$18,109	$-
Leasehold improvements
Property and equipment at cost	870,719	134,714
Less - accumulated depreciation	(434,212)	(123,315)
Property and equipment, net	$436,508	$11,399

Depreciation expenses for the six months ended June 30, 2023 and 2022 amounted to $310,897 and $4,585 respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

Accounts Receivable	Period Ended
	June 30,	December 31,
	2023	2022
Accounts receivable	$1,070,358	$-
Less: Allowance for doubtful accounts	-
Accounts receivable, net	$1,070,358	$-

Long Term Receivables	$1,953,127
	$1,953,127	-

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $1,953,127 may not be due and collectible in next one year and thus company classified these receivables as long term Receivable.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	Period Ended
	June 30,	December 31,
	2023	2022
Accounts payable	31,760	$-
Other accrued liabilities	2,130,831	51,229
Total accounts payable and accrued expenses	$2,162,591	$51,229

NOTE 6 - NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of June 30, 2023, US$1,225,000 in advances were outstanding under the Line of Credit Note.

NOTE 7 – Bank Overdraft

Bank Overdraft consisted of the following as of June 30, 2023 and December 31, 2022.

	Period Ended
	June 30,	December 31,
	2023	2022
HDFC Bank Limited OD against FDs	$4,265,529
HDFC Bank Ltd WCOD	$697,856

Bank Overdraft	$4,963,385	$-

The HDFC Bank OD against FD of US$ 4,265,529 is secured by Fixed Deposits of US$ 4,643,399 provided by Dr Sudhir Srivastava and US$ 41,426 provided by the Company. The HDFC Bank WCOD is secured by all the current assets of the Company.

NOTE 8– MERGER

On April 14, 2023 (“Closing”), the Company consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures.

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

Contemporaneously with the Closing, the Company also changed its name to “SS Innovations International, Inc.,” effected a one for ten reverse stock split and increased its authorized common stock to 250,000,000 shares.

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

Concurrent with consummation of the Merger, Dr. Sudhir Srivastava, through his holding company, assigned patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products (the “SSII Intellectual Property”) to a wholly owned subsidiary of SSII. In consideration thereof, Dr. Srivastava’s holding company will receive a quarterly royalty of three percent (3%) of all “net revenues” (gross revenues actually received less cost of goods sold) generated from the sale or licensing of the SSII Intellectual Property or products or services utilizing the SSII Intellectual Property.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.0001 par value per share plus 5,000,000 shares of preferred stock, par value $0.0001.

At Closing of the Merger on April 14, 2023, 135,808,884 shares of our common stock and 1,000 Series A Preferred Shares were issued to CardioVentures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the Merger an additional 3,818,028 shares of our common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

Holders of common stock are entitled to one vote for each share of common stock.

NOTE 10 – COMMITMENTS

Employment Agreements

At closing of the Merger, Alen Sands York and Ettore Tomasetti resigned as directors of the Company and Barry F. Cohen, Dr. Ray Powers and Dr. Farhan Taghizadeh resigned as Chief Executive Officer and Acting Chief Financial Officer, Chief Operating Officer, and Chief Medical Officer of the Company, respectively. Mr. Cohen continues as a director of the Company and assumed the office of Chief Operating Officer–Americas and to this effect, an employment agreement effective April 14, 2023, was executed between the Company and Mr. Cohen.

Mr. Cohen’s employment agreement is for a 36-month period and provides for a base salary of US$ 15,000 per month. The foregoing description of the Employment Agreement with Mr. Cohen is qualified in its entirety by reference to the copy of the Employment Agreement filed as Exhibit 10.2 to this Report.

In addition to the above, Dr. Sudhir Srivastava became a director, Chairman and Chief Executive Officer of SSII, Dr. Vishwajyoti P. Srivastava, the son of Dr. Sudhir Srivastava, became a director and President and Chief Operating Officer–South Asia and Anup Sethi became Chief Financial Officer of the Company. The Company, through Otto Pvt. Ltd., a wholly owned subsidiary, is also party to employment agreements with each of Dr. Sudhir Srivastava, Dr. Vishwajyoti P. Srivastava and Anup Sethi. Dr. Sudhir Srivastava’s employment agreement is for a five (5) year period expiring in November 2024 and provides for an annual base salary of US$600,000. Dr. Vishwajyoti P. Srivastava’s employment agreement is for a five (5) year period expiring in September 2026 and provides for an annual base salary of US$200,000. Mr. Sethi’s employment agreement is for a five (5) year period expiring in January 2028 and provides for an annual base salary of US$175,000. Each of the employment agreements contain customary confidentiality, assignment of proprietary rights, non-competition and non- solicitation provisions.

Lease

The Company occupies officed and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2018. Effective August 1, 2018, and expiring July 31, 2019, the Company signed a new agreement, with monthly payments of $1,829.25 plus applicable sales tax. Effective August 1, 2019, the Company signed a year lease agreement, provides that the Company pay insurance, maintenance, and taxes with a monthly lease expense of $2,454.75 plus applicable sales tax. Effective January 15, 2020, the Company amended its August 1, 2019, lease agreement reducing its monthly lease payment to $2,223 plus applicable sales tax. the Company signed a lease that was effective August 1, 2020 through July 31, 2021, which provides that the Company pay insurance, maintenance and taxes with a monthly lease expense of $1,474.17 plus applicable sales tax.

Effective November 1, 2022 the Company signed an amendment which further modified the August 1, 2020 agreement, reducing the monthly lease expense to $404.68 including applicable sales tax. Either party may cancel the agreement at any time with 30 days’ notice. . On July 31, 2023, the Company relocated its Orlando facility to a new location at 11583 University Blvd, Orlando FL 32817. The Company occupies that space on a month to month basis at a cost of $194 per month.

The Company, through its SSI-India subsidiary, occupies office, manufacturing and assembly space in Gurugram, Haryana (India) under a lease signed entered into in March 2021, with monthly payments of US$ 16,528 plus applicable taxes. This lease expires in March 2030. In December 2020, SSI India leased a house to provide residential accommodation to Dr Sudhir Srivastava pursuant to the terms of his employment agreement. The lease provides for a monthly payment of US$8,038 plus taxes.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, there was $1,818,420 and $0 in amounts due to related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	Period Ended
	June 30,	December 31,
	2023	2022
Loan & Advances	1,818,420
Loan & Advances	$1,818,420	-

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date.

SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of June 30, 2023, US$1,225,000 in advances were outstanding under the Line of Credit Note. The foregoing description of the Line of Credit Note is qualified in its entirety by reference to the copy of the Line of Credit Note filed as Exhibit 10.1 to this Report.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 31, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

We are a medical robotics company engaged in the business of developing, manufacturing and selling a surgical robotic system under our proprietary brand “SSI Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. We are focused on making the benefits of robotic surgery affordable and accessible to a large part of the global population by consistently working on keeping our cost of production low. The modular design of our surgical robotic system is aimed at being more user friendly and relatively more adaptable to operating theatres of varying sizes and different geographical locations. Our primary research and development, manufacturing and marketing operations are based in India.

We believe that with the constant development of minimally invasive treatment technologies which are aimed at reducing patient recovery times, the use of surgical robotic systems equipped with technologically advanced surgical instruments is only going to increase. This is evidenced by the consistent year-on-year growth in number of robotic surgeries being performed worldwide. We believe that with our vision to make the benefits of robotic surgeries affordable and accessible, we can help to further accelerate the adoption of robot assisted surgeries thereby making its benefits reach to all those segments of the society who have hitherto been deprived to benefit from it.

A wide range of surgical procedures including Urology (Prostate), Colo-Rectal, Oncology, Gynecology, Thoracic, and General Surgery are already being done with the use of surgical robotic systems, including our SSI-Mantra surgical robotic system, we plan to extend the usage of our robotic system to complex Cardiac procedures as well. We believe that this this can be hugely beneficial for faster recovery of cardiac patients who have to currently undergo sternotomy which has a much longer recovery period.

We also believe that use of robotic systems is also going to help address the delivery of healthcare in inaccessible locations, ranging from rural areas lacking specialist expertise to post-disaster scenarios, and remote battlefield areas and that the robotic technologies are going to consistently evolve for promoting faster recovery periods, improved functionality, lower morbidity and improved overall medical outcomes of healthcare.

Merger

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., (“SSI India”) an Indian private limited company engaged in the business of developing innovative surgical robotic technologies.

As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and Cardio Ventures and give pro forma effect to the reverse stock split.

See Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details regarding the business combination.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. As of June 30, 2023, we have sold 9 systems, which have performed more than 230 procedures of various types involving varying degrees of complexities.

The following table provides selected balance sheet data for our Company as of June 30, 2023 (unaudited) and December 31, 2022:

Balance Sheet Data	As of	As of
	June 30,	December 31,
	2023	2022

Cash	$423,060	$1,351,364
Total Assets	$9,693,331	$4,371,441
Total Liabilities	$8,871,736	$4,051,229
Total Stockholders’ Equity	$821,595	$320,213

The Company has been consistently making efforts to raise debt and equity capital to meet the demands of and further scale up its growing operations. To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could face slower revenue growth and we may be faced with having to slow down our expansion plans.

Three months ended June 30, 2023 , as compared to three months ended June 30, 2022

Revenues. We had revenues of $1,575,307 for the three months ended June 30, 2023, compared to $ 0 for the three months ended June 30, 2022, reflecting the commercial launch of our robotic surgical system in late 2022..

Selling, General and Administrative Expenses. We incurred $1,983,053 in selling, general and administrative expenses during the three months ended June 30, 2023, and $170,030 June 30, 2022, respectively. General and administrative expenses include compensation expenses including compensation for the management staff and stock-based compensation, consultancy charges and legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income/Expenses. We incurred other expenses of $91,533 for the three months ended June 30, 2023 as compared to $29 of other expenses during the three months ended June 30, 2022. Other expenses consisted of interest expense related to loans.

Net Loss. We incurred a net loss of $1,850,423 for the three months ended June 30, 2023, as compared to a net loss of $170,002 for the three months ended June 30, 2022.

Six months ended June 30, 2023, as compared to six months ended June 30, 2022

Revenues. We had revenues of $3,086,686 for the six months ended June 30, 2023, as compared to $ 0 for the six months ended June 30, 2022, reflecting the commercial launch of our robotic surgical system in late 2022.

Selling, General and Administrative Expenses. We incurred $3,400,013 and $250,486 in general and administrative expenses during the six months ended June 30, 2023, and June 30, 2022, respectively. General and administrative expenses include legal and other professional expenses related to the Company’s filings as a public company with the SEC.

Other Income/Expenses. We incurred $173,791 in other expenses for the six months ended June 2023, as compared to $64 in other expenses during the six months ended June 30, 2022. Other expenses consisted of interest expense related to loans.

Net Loss. We incurred a net loss of $2,838,465 for the six months ended June 30, 2023, as compared to a net loss of $250,422 for the six months ended June 30, 2022.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity to meet its growing manufacturing and assembly needs and also to reduce its dependence on outsourcing vendors which, in turn, would help the Company to ensure consistency in quality and delivery schedules of the components and potentially also bring down the manufacturing costs.

Due to the launch of our surgical robotic system in later part of 2022, operating activities in terms of manufacturing and selling of our surgical robotic system significantly increased in 2023, and as a result, $10,679,114 was net cash used in operating activities during the six months ended June 30, 2023, as compared to $216,766 during the six months ended June 30, 2022. To supplement, support and finance this increase in the operating activities, the Company raised an aggregate of $11,258,363 in the form of Bank Overdrafts (Demand Notes Payable) and securities offered in private financings during the six months ended June 30, 2023, as compared to $72,081 in the corresponding period in 2022.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of June 30, 2023, US$1,225,000 in advances were outstanding under the Line of Credit Note. The foregoing description of the Line of Credit Note is qualified in its entirety by reference to the copy of the Line of Credit Note filed as Exhibit 10.1 to this report.

While we have been successful in raising funds to meet our working capital needs to date, believe that we have the resources to do so for the balance of , we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Cash Flows From Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $10,679,114, reflecting the initial commercial sales of our robotic surgical system and resulting from our net loss of $2,838,465, partially offset by non-cash charges of $310,897, primarily attributable to depreciation charges. During the 2023 period,, we had cash provided by our operating assets and liabilities of $8,151,546, primarily driven by increases in accounts payable and prepaid expenses.

In comparison, during the six months ended June 30, 2022, net cash used by operating activities was $216,766, resulting from our net loss of $250,421, partially offset by depreciation charges of $99,351. During the period, we had cash used in our operating assets and liabilities of $65,696 primarily due to increases in accounts payable.

Cash Flows From Investing Activities

During the six months ended June 30, 2023, we had net cash used in investing activities of $1,507,552, including repayment of $3,000,000 of notes receivable, $736,006 in purchase of property and equipment, as well as an increase in a long term receivable of $3,771,547.

During the six months ended June 30, 2022, we had no cash flows from investing activities.

Cash Flows From Financing Activities

During the six months ended June 30, 2023, we had net cash used in investing activities of $11,258,363, including increase in bank overdraft facility by $4,963,385 and $8,170,061 in private securities offerings, as well as our other comprehensive income (loss) of $899,917 and repayments of notes of $2,775,000.

During the six months ended June 30, 2022, we had private securities offerings of $72,081.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2022. However, we believe that subsequent to the Merger, we have begun to remediate these weaknesses by appointing a new Chief Financial Officer and utilizing the accounting and financial staff employed by SSI-India.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Promissory Note dated April 15, 2023, made by the Company in favor of Sushruta Pvt. Ltd.
10.2	Employment Agreement between the Company and Barry F. Cohen*
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Section 906 Certification – Chief Executive Officer
32.2	Section 906 Certification – Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Compensation Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: August 7, 2023	By:	/s/ Anup Sethi
Anup Sethi Chief Financial Officer
(Principal Financial and Accounting Officer)