Form 10-Q
period 2023-09-30
SS Innovations International, Inc.
filed 2023-11-13
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56608

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

There were 169,118,385 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of November 9, 2023

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

EXPLANATORY NOTE

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation(“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such a transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,596,224	$1,351,364
Accounts receivable, net of allowances	1,512,055	-
Notes Receivables - Acquisition	-	3,000,000
Inventory	4,171,178	-
Prepaids and other current assets	7,048,574	8,678
Total Current Assets	19,328,031	4,360,042

Non-Current Assets:

Property, plant, and equipment, net	661,582	11,399
Long Term Receivable	2,209,050	-
Loans & Advances ( Related Party)	1,860,333	-
Total Non-Current Assets	4,730,966	11,399
Total Assets	$24,058,996	$4,371,441

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank Overdraft Facility	$6,118,214	$-
Notes Payable	-	4,000,000
Current maturities of long-term debt, bank	-	-
Accounts payable	175,808	-
Deferred tax liability	6,603	-
Other accrued liabilities	1,995,716	51,229
Total Current Liabilities	8,296,341	4,051,229

Other accrued liabilities-Non current	-
Total Liabilities	8,296,341	4,051,229

Commitments and contingencies

Stockholders’ (deficit) equity :
Common stock, 250,000,000 shares authorized, $0.0001 par value,169,117,202 shares and 53,887,738 shares issued and outstanding as of September 30, 2023, and December 31,2022 respectively	16,911	5,389
Translation adjustment	(262,646)	-
Additional Paid in Capital	36,194,435	11,005,895
Accumulated other comprehensive income (loss)	899,917	-
Accumulated deficit	(21,085,962)	(10,691,071)
Total stockholders’ (deficit) equity	15,762,655	320,213
Total liabilities and stockholders’ (deficit) equity	$24,058,996	$4,371,441

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,	September 30,
	2023	2022
REVENUES
System Sales	$1,375,913	-
Warranty Sales	53,859	-
Cost of revenue	(1,269,928)
GROSS (LOSS) PROFIT	159,844	-

OPERATING EXPENSES:
Compensation Expense	-	724,965
Salaries & Payroll Expenses	857,243	-
Selling, general and administrative	1,275,062	175,180
TOTAL OPERATING EXPESNES	2,132,306	900,145

Loss from operations	(1,972,462)	(900,145)

OTHER INCOME (EXPENSE):
Interest Earned	-	$42
Interest and other income, net	(11,478)	110,000
TOTAL OTHER (EXPENSE) INCOME	(11,478)	110,042

NET LOSS	(1,983,940)	(790,104)
Net loss attributable to SS Innovations International, Inc.	$(1,983,940)	$(790,104)

Net loss per share - basic and diluted	(0)	(0)
Weighted average	169,627,122	39,461,725

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2023	2022
REVENUES
System Sales	$4,404,447	-
Warranty Sales	112,011	-
Cost of revenue	(3,621,275)	-
GROSS (LOSS) PROFIT	895,182	-

OPERATING EXPENSES:
Compensation Expense	1,592,309	819,732
Salaries & Payroll Expenses	2,293,888	-
Selling, general and administrative	1,646,121	330,900
TOTAL OPERATING EXPESNES	5,532,319	1,150,632

Loss from operations	(4,637,136)	(1,150,632)

OTHER INCOME (EXPENSE):
Interest Earned	-	$106
Interest and other income, net	(185,269)	110,000
TOTAL OTHER (EXPENSE) INCOME	(185,269)	110,106

NET LOSS	(4,822,406)	$(1,040,525)
Net loss attributable to SS Innovations International, Inc.	(4,822,406)	$(1,040,525)

Net loss per share - basic and diluted	(0)	(0)
Weighted average	114,855,607	38,471,501

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(Unaudited)

	Common Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Additional Paid-In	Treasury	Accumulated	Accumulated other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Capital	Stock	Deficit	Income (loss)	Equity
BALANCE AT DECEMBER 31, 2022	53,887,738	$5,388	-	-	-	-	$11,005,896	-	-	$(10,691,071)	$-	$320,213

Stock based compensation expense	-	-	-	-	-	-	1,597,693	-	-	-	-	1,597,693
Conversion of debt to equity	-	-	-	-	-	-		-	-	-	-
Stock issued for services	-	-	-	-	-	-	432,672	-	-	-	-	432,672
Security offerings	-	-	-	-	-	-	-	-	-	-	-	-
Treasury Stock	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issuable for services	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued	11,555,599	1,156	-	-	-	-	-	-	-	-	-	1,155
Net loss			-	-	-	-	-	-	-	$(2,004,320)	-	(2,004,320)

BALANCE AT MARCH 31, 2023	65,443,337	$6,544	-	-	-	$-	$13,036,261	-	$-	$(12,695,391)	$-	347,414

Recapitalization	$(65,443,337)	$(6544)	6,544,334	$654	-	-	$(13,036,261)	$13,042,151	-		-	-
Conversion of Notes Payable to equity	-	-	7,709,871	$771	-	-	-	$6,137,770	-	-	-	6,138,541
Recapitalization	-	-	131,917,051	$13,191	-	-	-	$(13,191)	-	$(4,556,208)	-	(4,556,208)
Accumulated other Comprehensive income(loss)	-	-	-	-	-	-	-	-	-	-	$742,271	742,271
Net loss	-	-	-	-	-	-	-		-	$(1,850,423)	-	(1,850,423)
BALANCE AT JUNE 30, 2023	-	-	146,171,256	14,616	-	-	-	19,166,730	-	$(19,102,022)	$742,271	821,595

Exercise of Options	-	-	-	-	-	-	-	-	-	-	-	-
Notes Converted	-	-	22,945,946	$2,295	-	-	-	$16,977,705	-	-	-	16,980,000
Exercise of Option	-	-	-	-	-	-	-	$50,000	-	-	-	50,000
Accumulated other Comprehensive income(loss)	-	-	-	-	-	-	-	-	-	-	$(105,000)	(105,000)
Net loss	-	-	-	-	-	-	-	-	-	$(1,983,940)	-	(1,983,940)

BALANCE AT SEPTEMBER 30, 2023	-	-	169,117,202	16,911	-	-	-	36,194,435	-	(21,085,962)	$637,271	15,762,655

BALANCE AT DECEMBER 31, 2021	37,849,405	$3,785	37,849,405	$3,785	4,265,295	$458,519	$8,183,082	$8,183,082	$-	$(8,504,060)	-	141,326
Stock based compensation expense	-	-	-	-	-	-	27476	27,476	-	-	-	27,476
Conversion of debt to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-
Security offerings	-	-	-	-	-	-	-	-	-	-	-	-
Treasury stock	-	-	-	-	-	-	-	-	(26,000)	-	-	-
Common stock issuable for services			-	-	133,234	764	-	-	-	-	-	764
Common stock issued			-	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	-	-	-	-	(80,421)	-	(80,421)

BALANCE AT MARCH 31, 2022	37,849,405	3,785	37,849,405	$3,785	4,398,529	$459,283	$8,210,558	$8,210,558	$(26,000)	$(8,584,481)	-	$89,145

Stock based compensation expense	-	-	-	-	-	-	25,189	25,189	-	-	-	25,189
Conversion of debt to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock issued for services	240,270	24	240270	24	-	-	72,057	72,057	-	-	-	72,081
Security offerings	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issuable for services	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued	-	-	-	-	458,947	41,337	-	-	-	-	-	41,337
Net loss	-	-	-	-	-	-	-	-	-	-170,001	-	-170,001

BALANCE AT JUNE 30, 2022	38,089,675	3,809	38,089,675	3809	4,857,476	500,620	8,307,804	8,307,804	(26,000)	(8,754,483)	-	57,751

Stock Based Compensation expense	-	-	-	-	-	-	$616,349	-	-	-	-	616,349
Common stock issuable for services	2,742,647	274	-	-	602,383	$48411	$463,300	-	-	-	-	511,985
Conversion of debt to equity	-	-	-	-	-	-	-	-	-	-	-	-
Treasury Stock	-	-	-	-	-	-	-	-	-	26,000	-	26,000
Common stock issued	-	-	-	-	1,134,220	$(89,368)	-	-	-	-	-	(89,368)
Net loss	-	-	-	-	-	-	-	-	-	(790,104)	-	(790,104)
BALANCE AT SEPTEMBER 30, 2022	40,832,322	4,083	-	-	4,325,639	459,662	$9,387,453	-	(26,000)	(9,518,587)	-	332,612

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,822,406)	$(1,040,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,219	6,864
Interest	25,315	-
Translation diff	(262,646)	-
Prepaid expenses and other assets	(12,723,129)	-
Stock compensation expense	1,597,693	819,732
Accounts payable and accrued expenses	2,126,898	(89,782)
Net cash used in operating activities	(13,831,054)	(303,711)
Cash flows from investing activities:
Notes Receivables - Acquisition	0	-
Long Term Receivable	(4,069,383)	-
Purchase of property and equipment	(877,403)	-
Net cash used in investing activities	(4,946,786)	-
Cash flows from financing activities:
Proceeds from loan	-	-
Proceeds from Bank Overdraft Facility	6,118,214	-
Proceeds from securities offering	446,188	412,080
Repayment of Warrants	(12,360)	-
Proceeds from Notes Converted	22,980,000	-
Proceeds from Options Exercised	50,000	-
Recapitalization	(4,559,341)	-
Proceeds from notes payable	(1,000,000)	-
Net cash provided by financing activities	24,022,701	412,080
Net change in cash	5,244,861	108,369
Cash at beginning of year	1,351,364	405,774
Cash at end of year	$6,596,224	$514,143
	-	-
Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

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

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such a transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and were also included in financial statements subsequently filed under cover of a Form 8-K/A on June 26, 2023. There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended September 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company has a working capital surplus of US$ 11,031,690 and an accumulated deficit of $21,085,962 as of September 30, 2023. The Company also had a net loss of $4,822,406 for the nine months ended September 30, 2023.

The Company launched the commercial sale of its “SSI Mantra” surgical robotic system in India in the last quarter of 2022, which has been well received by hospitals and healthcare institutions there and in the quarter ended September 30, 2023, the Company recorded its first export sale to Dubai, UAE. As of September 30, 2023, the Company has sold overall twelve surgical robotic systems and is now generating regular revenues as additional purchase orders are also being received. In addition to these twelve surgical robotic systems sold, Company has also installed two systems on pay per use basis in two hospitals in India for a predefined number of procedures post which the Company expects to receive regular purchase order for its surgical robotic system from these hospitals. Considering that the pay-per-use model installations at two hospitals were done towards the latter part of the quarter and not many procedures were done as yet on these two installations, no revenues have yet been recognized from these two installations during the quarter ended September 30, 2023. During the quarter ended September 30, 2023, the Company has also installed its surgical robotic system in Johns Hopkins hospital under an agreement for conducting medical education training program with human cadaver and/or animal anatomical tissue specimens.

The Company has also been able to augment its financial resources to further supplement its operations and in this regard, on April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes and the advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL, at its option, could also convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of September 27, 2023, SPL had advanced a total of US$16,980,000 advances under the Line of Credit Note. On September 27, 2023, SPL exercised its option to convert the outstanding balance US$16,980,00 balance of the Line of Credit Note in full into 22,945,946 shares of our common stock at a conversion price of US$0.74 per share.

This conversion of funds advanced under the Line of Credit Note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of September 30, 2023, the Company had stockholders’ equity of US$ 15.76 million and a working capital surplus of US$ 11.03 million as compared to stockholders’ equity of US$ 821,595 and a working capital deficit of US$ 2.88 million as of June 30, 2023.

The management of the Company is making efforts to raise further funding to scale up operations and meet its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and financial statements subsequently filed under cover of a Form 8-K/A on June 26, 2023. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended September 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangement and in such cases, the amounts due and recoverable beyond one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2023, and December 31, 2022 amounted to $NIL and $NIL respectively.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2023 closing rate at 83.09 US$: INR, average rate at 82.575 US$:INR.

Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of September 30, 2023, the Company valued the inventory at $4,171,178

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately US$ 6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation of Bahamas insures deposits up to US$50,000 per account. As at September 30,2023, $ 6,263,878 of deposits were in excess of overall insurance coverage limits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

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

System Sales:

The Company recognizes the revenue at the time when the risk and reward related to that equipment gets transferred immediately when we dispatch.

Instrument Sales:

We also sell instruments which are used by surgeons when they use our robotic system to perform surgeries. These instruments are like consumables for the hospitals, and we recognize the revenues for sale of instruments as and when the risk and reward related to those instruments get transferred immediately when we dispatch.

Warranty and Annual Maintenance Contract Sales:

Warranty sales are a notional portion of the equipment sales value which is attributable towards the component of annual maintenance contract by application of ASC606 and is thus shown separately as Warranty sales. Once the warranty periods are over, the actual maintenance contracts would kick in and actual income from maintenance contracts would be recognized as such.

Unrealized Deferred Revenue:

The revenues attributable to the warranty is recognized over the period to which it relates. In nine month period ended September 30, 2023, we have sold nine surgical robotic systems and the revenues attributable to warranty is deferred for recognition over the period to which it relates. Due to application of ASC606, as of September 30, 2023, the sum of US$ 1,355,448 stands transferred to unrealized deferred revenue and due to this adjustment, the revenues and profitability for nine-month period ended September 30, 2023, is reflected less to the extent of this unrealized deferred revenue.

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

The Company applies the provisions of ASC Topic 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Research and Development Costs

In accordance with ASC Topic 730 “Research and Development”, with the exception of intellectual property that is purchased from another enterprise and has alternative future use, research and development expenses are charged to operations as incurred.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	Period Ended
	September 30,	December 31,
	2023	2022
Land & Building
Machinery and equipment	$283,608	$-
Furniture and Fittings	$136,507	$-
Computer and office equipment	$257,623	$98,592
Motor Vehicle	$184,916	$-
R & D Equipment’s	$39,998	$-
Website	$36,122	$36,122
Server & Networking	$22,194	$-
Leasehold improvements	$51,149
Property and equipment at cost	1,012,116	134,714
Less - accumulated depreciation	(350,534)	(123,315)
Property and equipment, net	$661,582	$11,399

Depreciation expenses for the nine months ended September 30, 2023, and 2022 amounted to $227,599 and $6,864 respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2023, and December 31, 2022:

	Period Ended
	September 30,	December 31,
Accounts Receivable	2023	2022
Accounts receivable	$1,512,055	$-
Less: Allowance for doubtful accounts	-
Accounts receivable, net	$1,512,055	$-

Long Term Receivables	$2,209,050
	$2,209,050	-

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $2,209,050 may not be due and collectible in next one year and thus company classified these receivables as long-term Receivable.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2023, and December 31, 2022:

	Period Ended
	September 30,	December 31,
	2023	2022
Accounts payable	175,808	$-
Other accrued liabilities	1,995,716	51,229
Total accounts payable and accrued expenses	$2,171,524	$51,229

NOTE 6 - NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of September 25, 2023, US$16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to SPL at the conversion price of $0.74 per share.

NOTE 7 – BANK OVERDRAFT

Bank Overdraft consisted of the following as of September 30, 2023, and December 31, 2022.

	Period Ended
	September 30,	December 31,
	2023	2022
HDFC Bank Limited OD against FDs	$4,827,882
HDFC Bank Ltd WCOD	$1,290,332

Bank Overdraft	$6,118,214	$-

The HDFC Bank OD against FDs of US$4,827,882 is secured by Fixed Deposits of US$ 4,964,496 provided by the Company. During the quarter ended September 30, 2023, the Company replaced the Fixed Deposits earlier provided by Dr. Sudhir Srivastava as security for this facility, by the Fixed Deposits out of its own funds, thereby improving the net working capital position of the Company. The HDFC Bank WCOD is secured by all the current assets of the Company. Both HDFC Bank OD against FDs as well as HDFC Bank WCOD facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava.

NOTE 8 – MERGER

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

As of September 25, 2023, US$16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to Sushruta Pvt Ltd at the conversion price of $0.74 per share.

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

In addition to the above, Dr. Sudhir Srivastava became a director, Chairman and Chief Executive Officer of SSII, Dr. Vishwajyoti P. Srivastava, the son of Dr. Sudhir Srivastava, became a director and President and Chief Operating Officer–South Asia and Anup Sethi became Chief Financial Officer of the Company. The Company, through Otto Pvt. Ltd., a wholly owned subsidiary, is also party to employment agreements with each of Dr. Sudhir Srivastava, Dr. Vishwajyoti P. Srivastava and Anup Sethi. Dr. Sudhir Srivastava’s employment agreement is for a five (5) year period expiring in September 2026 and provides for an annual base salary of US$600,000. Dr. Vishwajyoti P. Srivastava’s employment agreement is for a five (5) year period expiring in September 2026 and provides for an annual base salary of US$200,000. Mr. Sethi’s employment agreement is for a five (5) year period expiring in January 2028 and provides for an annual base salary of US$175,000.

Each of the employment agreements contain customary confidentiality, assignment of proprietary rights, non-competition, and non- solicitation provisions.

Lease

The Company occupies office and laboratory space in Orlando, Florida under a lease agreement that expired on July 31, 2018. Effective August 1, 2018, and expiring July 31, 2019, the Company signed a new agreement, with monthly payments of $1,829.25 plus applicable sales tax. Effective August 1, 2019, the Company signed a year lease agreement, providing that the Company pay insurance, maintenance, and taxes with a monthly lease expense of $2,454.75 plus applicable sales tax. Effective January 15, 2020, the Company amended its August 1, 2019, lease agreement reducing its monthly lease payment to $2,223 plus applicable sales tax. the Company signed a lease that was effective August 1, 2020, through July 31, 2021, which provides that the Company pay insurance, maintenance, and taxes with a monthly lease expense of $1,474.17 plus applicable sales tax.

Effective November 1, 2022, the Company signed an amendment which further modified the August 1, 2020, agreement, reducing the monthly lease expense to $404.68 including applicable sales tax. Either party may cancel the agreement at any time with 30 days’ notice. On July 31, 2023, the Company relocated its Orlando facility to a new location at 11583 University Blvd, Orlando FL 32817. The Company occupies that space on a month-to-month basis at a cost of $194 per month.

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of US$ 16,528 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space of 21,600 sq ft on the ground floor of the same building where its current facility is located, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of US$ 12,033 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. In December 2020, SSI India had leased a house to provide residential accommodation to Dr Sudhir Srivastava pursuant to the terms of his employment agreement. This lease agreement has since been terminated and effective August 1, 2023, SSI India leased another house to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of US$ 16,349 plus taxes.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2023, and December 31, 2022, there was $1,860,333 and $0 in amounts due to related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	Period Ended
	September 30,	December 31,
	2023	2022
Loan payable	1,860,333
Loan payable	$1,860,333	-

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to US$ 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date.

SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of June 30, 2023, US$1,225,000 in advances were outstanding under the Line of Credit Note and during the quarter ended September 30, 2023, SPL made further advances aggregating to US$ 15,755,000, thereby making a total of US$16,980,000 advances under the Line of Credit Note. On 27 September 2023, SPL, exercised its option of converting the full amount of advances made under the SPL Note amounting to a total of US$16,980,000 into shares of our common stock at a conversion price of US$0.74 per share and accordingly 22,945,946 shares of our common stock were issued to SPL during the quarter ended September 30, 2023.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through Oct 31, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

We are a medical robotics company engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSI Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. We are focused on making the benefits of robotic surgery affordable and accessible to a large part of the global population by consistently working on keeping our cost of production low. The modular design of our surgical robotic system is aimed at being more user friendly and relatively more adaptable to operating theatres of varying sizes and different geographical locations. Our primary research and development, manufacturing and marketing operations are based in India.

We believe that with the constant development of minimally invasive treatment technologies which are aimed at reducing patient recovery times, the use of surgical robotic systems equipped with technologically advanced surgical instruments is only going to increase. This is evidenced by the consistent year-on-year growth in the number of robotic surgeries being performed worldwide. We believe that with our vision to make the benefits of robotic surgeries affordable and accessible, we can help to further accelerate the adoption of robot assisted surgeries thereby making its benefits reach to all those segments of the society who have hitherto been deprived to benefit from it.

A wide range of surgical procedures including Urology (Prostate), Colo-Rectal, Oncology, Gynecology, Thoracic, and General Surgery are already being done with the use of surgical robotic systems, including our SSI-Mantra surgical robotic system, we plan to extend the usage of our robotic system to complex Cardiac procedures as well. We believe that this this can be hugely beneficial for faster recovery of cardiac patients who have to currently undergo sternotomy which has a much longer recovery period. During the quarter ended September 30, 2023, the Company entered into an agreement with a very prestigious cardiac focused hospital, Narayana Hrudalaya (NH) in Bangalore (India) under which 100 cardiac procedures are being performed using our Mantra surgical robotic system on a pay-per-use model. This agreement underlines the cardiac procedure capability of our surgical robotic system which is one of its unique selling propositions in comparison to other alternative surgical robotic systems available today.

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

As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

See Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details regarding the business combination.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. As of September 30, 2023, we have sold 12 systems, which have performed more than 400 procedures of various types involving varying degrees of complexities.

The following table provides selected balance sheet data for our Company as of September 30, 2023 (unaudited) and December 31, 2022:

	As of	As of
	September 30,	December 31,
Balance Sheet Data	2023	2022

Cash	$6,596,224	$1,351,364
Total Assets	$24,058,996	$4,371,441
Total Liabilities	$8,296,341	$4,051,229
Total Stockholders’ Equity	$15,762,655	$320,213

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

Three months ended September 30, 2023, as compared to three months ended September 30, 2022

Revenues. We had revenues of $1,429,772 for the three months ended September 30, 2023, compared to $ 0 for the three months ended September 30, 2022. The company sold 3 surgical robotic systems during the three months ended September 30,2023 and in addition to these three installations, the Company also installed two systems on pay per use basis in two hospitals in India for a predefined number of procedures post which the Company expects to receive regular purchase order for its surgical robotic system from these hospitals. Considering that the pay-per-use model installations at these two hospitals were done towards the latter part of the quarter and not many procedures were done as yet on these two installations, no revenues have yet been recognized from these two installations during the quarter ended September 30, 2023.

Salary, Payroll and Compensation Expense. We had salary, payroll and stock compensation expenses of $857,243 and $724,965 during the three months ended September 30, 2023, and September 30, 2022, respectively. This includes compensation for the management staff and stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $1,275,062 in general and administrative expenses during the three months ended September 30, 2023, and $175,180 September 30, 2022, respectively. General and administrative expenses include travel expenses, marketing expenses, legal and other professional expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”).

Other Income/Expenses. We incurred other expenses of $11,478 for the three months ended September 30, 2023, as compared to $110,042 of other income during the three months ended September 30, 2022. Other expenses consist mainly of interest expenses related to bank overdraft.

Net Loss. We incurred a net loss of $1,983,940 for the three months ended September 30, 2023, as compared to a net loss of $790,104 for the three months ended September 30, 2022.

Nine months ended September 30, 2023, as compared to Nine months ended September 30, 2022

Revenues. We had revenues of $4,516,458 for the Nine months ended September 30, 2023, as compared to $ 0 for the Nine months ended September 30, 2022., Due to application of ASC606, as of September 30, 2023, the sum of US$ 1,355,448 stands transferred to unrealized deferred revenue and due to this adjustment, the revenues, and gross and net profitability for nine-month period ended September 30, 2023 is reflected less to the extent of this unrealized deferred revenue.

Salaries, Payroll and Compensation Expense. We had Salary, payroll and stock compensation expenses of $3,886,197 and $819,732 during Nine months ended September 30, 2023 and September 30, 2022, respectively. This includes compensation for the management staff and stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

General and Administrative Expenses. We incurred $1,646,121 and $330,900 in general and administrative expenses during the nine months ended September 30, 2023, and September 30, 2022, respectively. General and administrative expenses include marketing expenses, and travel expenses, legal and other professional expenses related to the Company’s filings as a public company with the SEC.

Other Income/Expenses. We incurred $185,269 in other expenses/income for the nine months ended September 2023, as compared to $110,106 in other income during the nine months ended September 30, 2022. Other expenses consisted of interest expense related to bank overdraft.

Net Loss. We incurred a net loss of $4,822,406 for the nine months ended September 30, 2023, as compared to a net loss of $1,040,525 for the Nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $US 20.0 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of US$0.74 per share. As of September 27, 2023, US$16,980,000 in advances were outstanding under the Line of Credit Note. On September 27, 2023, SPL exercised its option to convert the US$16,980,000 in advances that were outstanding under the Line of Credit Note into 22,945,946 shares at the conversion price of $0.74 per share. The foregoing description of the Line of Credit Note is qualified in its entirety by reference to the copy of the Line of Credit Note filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023.

This conversion of funds advanced under the Line of Credit Note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of September 30, 2023, the Company had stockholders’ equity of US$ 15.76 million and a working capital surplus of US$ 11.03 million as compared to stockholders’ equity of US$ 821,595 and a working capital deficit of US$ 2.88 million as of June 30, 2023.

While we have been successful in raising funds to meet our working capital needs to date, believe that we have the resources to do so for the balance, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Cash Flows used in Operating Activities

During the nine months ended September 30, 2023, net cash used by operating activities was $13,831,054 resulting from our net loss of $4,822,406 partially offset by non-cash charges of $1,587,581 primarily driven by depreciation, stock compensation expense and translation adjustment. During the nine months ended 30 September 2023, we also had cash used in net operating assets and liabilities, to the extent of $10,596,231 primarily driven by increases in prepaid expenses and other current assets to the extent of $12,723,129 including the fixed deposits provided to bank to secure the working capital facilities thereagainst and an increase in accounts payable and accrued expenses to the extent of $2,126,898.

During the nine months ended September 30, 2022, net cash used by operating activities was $303,711, resulting from our net loss of $1,040,525, partially offset by non-cash expenses of $819,732. During the same period, we also had cash invested in our operating assets and liabilities of $89,782 primarily due to decreases in accounts payable and contract liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we had net cash used in investing activities of $4,946,786, investment in $877,403 in purchase of equipment, as well as our loans and advances and long term receivables of $4,069,383.

During the nine months ended September 30, 2022, we had no cash flows from investing activities activity.

Cash Flows from Financing Activities

During the September 30, 2023, we had net cash provided by investing activities of $24,022,701, including $6,118,214 in proceeds from bank overdraft, $446,188 in securities offering, $12,360 in repayment of Warrants, $22,980,000 in Proceeds from Notes converted, $50,000 in Proceeds from Options Exercised, as well as our Recapitalization of $4,594,341 and also comprising of repayments of notes to the extent of $1,000,000.

During the nine months ended September 30, 2022, we generated $412,080 from a private securities offering.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2022. However, we believe that subsequent to the Merger, we have begun to remediate these weaknesses by appointing a new Chief Financial Officer and utilizing the accounting and financial staff employed by SSI-India.

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: November 13, 2023	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)