Form 10-K
period 2023-12-31
SS Innovations International, Inc.
filed 2024-03-22
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission file number: 000-56608

SS INNOVATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

405, 3rd Floor, iLabs Info Technology Centre

Udyog Vihar, Phase III

Gurugram, Haryana 122016, India

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: +91 73375 53469

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $384,536,354.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of March 21, 2024 was 170,724,381 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

i

Unless the context otherwise requires, the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that constitute forward-looking statements. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Those statements appear in this Annual Report, and include statements regarding the intent, belief or current expectations of our Company and management that are subject to known and unknown risks, uncertainties and assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this Annual Report may include, without limitation, statements regarding:

(i)	the plans and objectives of management for future operations, including plans or objectives relating to the marketing of our surgical robotic systems both in and out of India;

(ii)	the timing or likelihood of regulatory filing, approvals and required licenses for marketing our surgical robotic systems in the U.S., the European Union (the “EU”) and in other countries outside of India;

(iii)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;

(iv)	the timing, costs and other aspects of our surgical robotic systems;

(v)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our surgical robotic systems;

(vi)	the impact of government laws and regulations;

(vii)	our ability to recruit and retain qualified research and development personnel;

(viii)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;

(ix)	uncertainty in industry demand;

ii

(x)	general economic conditions and market conditions in our industry;

(xi)	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; and

(xii)	our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

TRADEMARKS, TRADE NAMES, SERVICE MARKS AND LOGOS

“SSi,” “SSi Mantra,” SSi logos and other trade names, trademarks or service marks of the Company appearing in this Annual Report are the property of SSi. Other trade names, trademarks or service marks appearing in this Annual Report are the property of their respective holders. Solely for convenience, trade names, trademarks and service marks referred to in this prospectus appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks and service marks.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various third-party industry and research sources, on assumptions that we have made based on that data and other similar sources, and on our knowledge of the markets for our services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

In addition, industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1. Business” and elsewhere in this Annual Report. These and other factors could cause our actual results to differ materially from those expressed in the estimates made by the independent parties and by us.

iii

PART I

Item 1. Business.

Company Background

Overview

We design, develop, manufacture and market surgical robotic systems including the SSi Mantra Surgical Robotic System and its associated instruments and accessories. Our vision is to create new, technologically advanced systems that will surpass existing surgical robotic systems to provide cost effective surgical solutions to benefit greater numbers of patients around the world.

Robotic surgical procedures have achieved acceptance globally over the past two decades because they generally offer a faster recovery period, result in less post-operative pain and discomfort, provide for greater precision, reduce the risk of infection, result in minimal blood loss and permit the use of smaller incisions. However, the global market penetration for surgical robotic systems has in large part been limited to developed countries due to the high costs and steep learning curve for the existing systems. The SSi Mantra was specifically developed from the ground up to address these issues by providing an advanced, affordable and accessible surgical robotic system.

We commenced development of the SSi Mantra in 2014, received regulatory approval for its sale and use in India and commercially launched sales in August 2022. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than fifty different types of surgical procedures in India without any device related adverse events. As of December 31, 2023, we have installed 23 systems, of which twenty-one are located in India, one in Dubai and one at the Johns Hopkins Hospital in Baltimore, Maryland for clinical training and ongoing research and development. The SSi Mantra system installed in the Minimally Invasive Lab at Johns Hopkins Hospital in Baltimore, Maryland is being used for training and research purposes only and not for use in any clinical procedures on human patients and therefore did not require any regulatory approvals. Following approval by the Indian regulatory body (CDSCO), the systems commercially installed in India have been used to perform more than seven-hundred surgical procedures, including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. The SSi Mantra Surgical Robotic System has additionally been granted regulatory approval in Guatemala. However, as of the date of this report, no systems have been installed in Guatemala. We have initiated the process to obtain regulatory approvals in the United States from the Food and Drug Administration (the “FDA”) and in the European Union. We have filed a pre-submission application with the FDA requesting feedback on the SSi Mantra Surgical Robotic System. We received an acknowledgement of this pre-submission filing (#Q240119) from the Center for Devices and Radiological Health (CDRH) on January 17, 2024, and we have a feedback meeting scheduled with the FDA on April 2, 2024. We have also been in discussions with an EU Notified body for the CE certification. There can be no assurance as to when we will secure such regulatory approvals, if at all. Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our products and our Indian export license allow us to market our products in fifty non-FDA and non-EU countries without further regulatory approvals. An additional seventy-nine countries require only minimal registration.

Corporate Information

The Company was incorporated in the state of Florida on February 4, 2015, under the name “Avra Surgical Microsystems, Inc.,” and changed its name to “Avra Medical Robotics, Inc.” on November 5, 2015.

From inception through April 13, 2023, we were engaged in developing a fully autonomous medical robotic system using proprietary software which integrated Artificial Intelligence and Deep Learning, or Machine Learning. Our research and development efforts were based in Orlando, Florida, where we established a research partnership with the University of Central Florida.

On April 14, 2023, we consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures.

CardioVentures, through a subsidiary, owned a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company, which developed and manufactures and markets the SSi Mantra, which is designed to provide an advanced, yet cost-effective surgical robotic system which make the benefits of robotic surgery available to a larger part of the global population.

Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into CardioVentures (the “CardioVentures Merger”). In the CardioVentures Merger, holders of the outstanding shares of common stock of CardioVentures (including certain parties who provided interim convertible financing during the pendency of the Merger Agreement, were issued 135,808,884 shares of SSi common stock, representing approximately 95% of issued and outstanding shares of SSi common stock post-merger, with the existing shareholders of SSi holding approximately 6,544,344 shares of SSi common stock representing approximately 5% of issued and outstanding shares of SSi common stock post-merger.

In addition, the holder of CardioVentures common stock also received shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”), which affords the holder 51% of the total voting power of the Company. As a result of the foregoing, a “Change in Control” of the Company occurred, with Dr. Sudhir Srivastava becoming the Company’s principal and controlling stockholder. The Series A Preferred Shares are automatically redeemed by the Company for nominal consideration at such time as the holder owns less than 50% of the shares issued to it in connection with the CardioVentures Merger.

Contemporaneously with the Closing on April 14, 2023, the Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split and increased its authorized common stock to 250,000,000 shares.

In connection with the consummation of the CardioVentures Merger, Dr. Sudhir Srivastava, through his holding company, assigned all patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products to one or more wholly owned subsidiaries of SSi.

Our principal executive offices are located at 404-405, 3rd Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India. Our telephone number is +91 73375 53469. Our corporate website is https://ssinnovations.com. Information appearing on our corporate website is not part of this prospectus and is not incorporated by reference herein. We have included our website address as an inactive textual reference only.

Products

The SSi Mantra

The SSi Mantra Surgical Robotic System is designed to enable surgeons to perform a wide range of surgical procedures including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than fifty different types of surgical procedures in India without any device related adverse events. As of the date of this Annual Report, surgeons have performed approximately 800 surgical procedures in India in a wide array of fields using the SSi Mantra, including many complex surgeries. The SSi Mantra offers the entire operating room staff three-dimensional, high definition (“3DHD”) vision, and gives the surgeon a magnified view up to ten times magnification. Our system uses specialized instrumentation, including a miniaturized surgical camera (endoscope) and wristed instruments (for example, scissors, scalpels and forceps) that are designed to help with precise dissection and reconstruction of anatomical structures within the body.

The SSi Mantra is comprised of the following components:

Surgeon Console. The SSi Mantra allows surgeons to operate while comfortably seated at an ergonomic open-faced console. Surgeons use a special pair of passive 3D glasses to view a 3DHD image of the surgical field on a 32-inch 3D 4K resolution monitor with up to ten (10) times magnification, resulting in significantly enhanced vision for the surgeon. The surgeon also has a second large 23-inch 2D touch monitor for system controls and DICOM applications. The surgeon’s fingers grasp extremely precise ergonomic hand controls, with the surgeon’s hands naturally positioned relative to his or her eyes, thereby minimizing strain during the surgeon’s movements. Using electronic hardware, software, algorithms and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time movements of the SSi Mantra instruments positioned inside the patient. When using the SSi Mantra, the surgeon is able to sit in an ergonomic position and can see both the specific positioning of his or her hands and feet, thereby reducing the learning curve and maintaining comfortable ergonomics during the surgical procedure. In addition, the SSi Mantra’s robotic arms hold the camera and instruments steady, offering greater stability for surgeons and operating room staff.

Patient-Side Robotic Arm Carts. The robotic arm carts are modular in design with robotic arms mounted on individual carts, each with a maximum height of 7.2 feet. The modular design offers the flexibility of cart and robotic arm positioning to provide better placement in relation to the procedure and avoid collisions. Further, there is the option of using three, four or five robotic arm configurations based on the users’ preference and specific surgical procedures. Each robotic arm cart includes stability via parking locks, freedom of patient docking and advanced touch-screen controls. Each robotic arm cart has a built-in auto-leveling feature which allows each individual arm cart to be perfectly horizontally level with respect to uneven floor surfaces that may be present in an operating room.

Vision Cart. The vision cart provides an additional 32-inch 3D 4K resolution monitor, identical to the surgeon’s console, for the operating room staff. While wearing the 3D glasses, the entire operating team can view what the surgeon sees with the same depth perception. This ability also helps in reducing the entire team’s learning curve and translates into a safer and more efficient exchange of instruments and introduction of supplies required in surgery. The vision cart also houses the control system for the articulating endoscope and camera and pre-operative guidance software. It has uninterruptible power supply battery backup, universal safety features and incorporates an Omni 3DHD multimedia recording and streaming platform.

Tele-Proctoring/Tele-Mentoring Capabilities. The SSi Mantra has a built-in live streaming platform, which provides for remote proctoring, thereby resulting in efficient and cost-effective teaching and training capabilities.

Instruments and Accessories

We offer a comprehensive suite of stapling, energy and core instrumentation for our surgical systems, under the brand name of SSi Mudra.

Mudra Technology. The technology employed in our instruments is designed to transform the surgeon’s natural hand movements outside of the body into corresponding controlled movements inside the patient’s body, just as would be available to the surgeon in open surgery. With our technology, a surgeon can also use “motion scaling,” a feature that translates, for example, a three-centimeter hand movement outside the patient’s body into a one-centimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, the advanced software technology of the robotic system filters and eliminates any tremors that may be present in a surgeon’s hands.

Mudra Instruments. Most of the more than 30 instruments that we manufacture incorporate Mudra technology with wristed joints for natural dexterity and tips customized for various surgical procedures. Mudra instruments are offered in an 8mm diameter. Various Mudra instrument tips include forceps, scissors, electrocautery tools, scalpels and other surgical tools that are familiar to the surgeon from open surgery and conventional minimally invasive surgery (“MIS”). We have also developed and made available a variety of cardiac surgery specific instruments. A variety of instruments may be selected and used interchangeably during surgery. All instruments are sterilizable at the hospital, and all are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the SSi Mantra and instruments work together. In addition, the chip generally will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.

Accessory Products. We sell various accessory products, which are used in conjunction with the SSi Mantra as surgical procedures are performed. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products—such as replacement 3D stereo endoscopes, cannulas for the instruments and camera and special seals to prevent leakage of carbon dioxide gas used during a procedure.

Instruments under Development

We also have a number of additional sophisticated instruments currently under development. These include:

NADI – Automated Coronary Anastomotic Connector. This instrument is a micro stapling device intended to join two arteries together in cardiac bypass procedures. We intend to offer the instrument in both robotic surgery and manual versions. The manual version is for use by cardiac surgeons who do not have a robotic system and can be utilized in an open or minimally invasive procedure.

SSi Multi-Fire Clip Applier. The SSi Multi-Fire Clip Applier is a cartridge-based clip applicator being developed to be utilized for the hemostasis of blood vessels. Use of such a device is a requirement during many surgical procedures. Currently, the clip applicators traditionally used in surgical procedures require withdrawal of the instrument after each clip is placed resulting in a time-consuming process. By providing a cartridge with multiple clips we believe the SSi Multi-Fire Clip Applier will allow for greater efficiency and time savings during surgical procedures.

SSi Ultrasonic Surgical Device. The harmonic scalpel is a surgical instrument being designed to simultaneously cut and cauterize tissue. Ultrasonic energy is used in the harmonic scalpel where ultrasonic energy is converted to mechanical energy at the active blade.

SSi Maya - XR Pre-Operative Simulator. SSi Maya is a Mixed Reality (XR) software application being crafted to transform the educational paradigm for surgeons and surgical assistants. SSi Maya is specifically being designed to train and educate users on the intricacies of the SSi Mantra Surgical Robotic System. We intend to offer immersive and innovative pre-operative training.

SSi Holographic Anatomy. This product is an advanced augmented reality tool being developed for the purpose of visualizing anatomies, providing comprehensive patient education, and offering guidance for surgical procedures. This application will potentially present patients with three-dimensional DICOM data, enabling them to better understand and engage with their own health information.

SSi Yog - Tele Proctor. SSi Yog introduces a pioneering solution for tele-proctoring. It is designed for remote surgical proctoring. This software seamlessly integrates mixed reality with the SSi Mantra Surgical Robotic System, offering healthcare professionals and surgeons unprecedented access to real-time guidance over long distances. Notably, the application is platform-agnostic and caters to both open, laparoscopic and robotic surgeries making it versatile enough to address diverse surgical scenarios.

SSi Chitrasa - Advanced DICOM Viewer. SSi Chitrasa is being designed to empower robotic surgeons with unparalleled DICOM visualization capabilities. It includes a state-of-the-art AI enabled application viewer which is seamlessly integrated with the SSi Mantra Surgical Robotic System to provide surgeons with comprehensive tools to enhance their surgical confidence and precision in the operating room.

SSi Mixed Reality Headset- The SSi Mixed Reality headset is a medical-grade device that we hope will revolutionize intraoperative experiences by seamlessly interfacing with the SSi Mantra Surgical Robotic System. This device is being designed to offer surgeons an immersive 3D endoscopic feed visualization, while interactable augmented objects provide real-time patient vitals and data for enhanced surgical precision. The potentially seamless collaboration between these technologies creates a comprehensive surgical platform, setting a new standard for intraoperative medical advancements and pushing the boundaries of surgical excellence. Some salient features include:

●	Peripheral view

●	1080p resolution 3DHD vision

●	32-inch image projection which allows for one meter depth perception

●	Two separate left and right eye video signals projected through an optical engine onto an opaque micro-LED screen

●	Natural reconstruction of the 3D image by the human brain

Services

We have a network of field service engineers in India and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offers a full complement of services for our customers, including installation, repair, maintenance, 24/7 technical support and proactive system health monitoring.

Our comprehensive support and program assistance helps ensure customers and care teams maximize program performance and protect their investment.

Readiness and Maintenance Support. Readiness support is operational support to ensure smooth onboarding and adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes services care plans, support teams, monitoring, software upgrades and updates, as well as a customer portal. The service plan portfolio offers flexible service plans to ensure reliability of the systems and instruments and help optimize the robotics program. The support team of expert field service, remote technical support and customer care agents resolve and prevent any technology issues that could inhibit optimal utilization. Software upgrades and updates enable the latest product innovations, enhancements and reliability improvements.

Our Strategy

Our initial strategy is to focus on underserved markets, such as India, where market penetration for surgical robotic systems has in large part been limited because of the high costs of and steep learning curve for existing systems. After validating the SSi Mantra Surgical Robotic System in these markets, which we believe we are currently accomplishing, we intend to leverage its advanced technology, significantly lower cost (approximately one third of the cost of existing systems) and ease of training to move into other markets, such as the United States and Europe. Key elements of this strategy include:

Focus on underserved markets. India, where our operations are based and where we have commercially launched the SSi Mantra, has a population of approximately 1.4 billion people and 70,000 hospitals. However, only about 0.1% of global robotic surgical procedures. As a comparison, there are only approximately 6,120 hospitals in the U.S. By offering our advanced, cost-effective SSi Mantra Surgical Robotic System, we believe that we can significantly penetrate the Indian market, as well as other underserved markets in Asia, Africa, Europe, Central and South America and elsewhere.

Focus on key institutions. Our marketing efforts are focused on large multi-specialty care hospitals where a majority of complex surgical procedures are performed. Following the initial placement at a given hospital, we intend to expand the number of physicians who use the SSi Mantra Surgical Robotic System and work with the hospitals and their surgeons to promote patient education as to the benefits and cost effectiveness of our system. We believe that these efforts will not only result in both increased usage and additional sales of instruments and systems at hospitals that purchase the system, but also increased demand from competing hospitals, surgeons and other physicians.

Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the SSi Mantra to leading surgeons who are considered to be the “thought leaders” in their institutions and fields. In this regard, we have established both an Indian Medical Advisory Board and an International Advisory Board consisting of leading surgeons in their respective fields. We believe that the participation of these surgeons in our product development and their use of the SSi Mantra will generate confidence in many other surgeons to utilize the system for all types of surgical procedures.

Continued Development and Marketing. We intend to continue developing and enhancing our technology and products and to communicate the benefits and advantages of the SSi Mantra System (lower cost, ease of training and improved patient outcomes) in India and the other markets we plan to enter.

Evaluation, Familiarization and Training Agreements with Major Medical Facilities. We have and intend to continue entering into agreements with major medical facilities to install the SSi Mantra Surgical Robotic System for evaluation, familiarization and training purposes. As of the date of this Annual Report, we had entered into such agreements with approximately four hospital networks in India and with Johns Hopkins University in Baltimore, Maryland.

Clinical Applications

The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than fifty different types of surgical procedures in India without any device related adverse events. As of the date of this Annual Report, we have installed 25 systems in India, which have been used to perform close to eight hundred surgical procedures, including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. We maintain productive collaborations with leading surgeons to explore and develop new techniques and applications for robotic-assisted surgery with the SSi Mantra. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value and hospital value. Representative surgical applications are described below.

Cardiovascular Surgery

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located inferior to the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision commonly used in a non-robotic coronary artery bypass graft procedure. Our products have multiple joints that emulate the surgeon’s shoulders and elbows, allowing exact positioning of the instruments inside the patient’s chest. In addition, our Mudra instrument joints is designed to permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using the SSi Mantra Surgical Robotic System.

Totally Endoscopic Coronary Artery Bypass Surgery (TECAB). Coronary artery bypass graft surgery demands that the surgeon delicately dissect and precisely suture very small structures, which are less than two millimeters in diameter, under significant magnification. These procedures are difficult when performed in open surgery. They are even more difficult when performed using a limited incision approach and can be challenging to perform when the heart is beating. As a result, this procedure is typically done as open surgery by stopping the heart and using a heart/lung bypass machine. The technology employed by the SSi Mantra is designed to allow surgeons to perform scaled instrument movements that can be even more precise than the movements used in open surgery, thus enabling precise suturing of single and multiple coronary vessels on a stopped or beating heart.

Mitral and Aortic Valve Repair/Replacement. Valve repair and replacement surgeries are challenging even when using open surgical techniques. Significant exposure of the surgical field is essential to the identification and precise manipulation of valves and other structures inside the heart and is key to successful surgical outcomes with minimal complications. Motion scaling allows a surgeon using the SSi Mantra to maneuver instruments inside the patient even more precisely than is possible in open surgery. The SSi Mantra has enabled heart valve repairs to be performed through small ports in a manner that could not have been accomplished with open surgery.

Thoracic Surgery

Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision and esophagectomy.

Head and Neck Surgery

Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is potentially traumatic and disfiguring to the patient. Less invasive approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions; however, the literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Robotically assisted transoral surgery allows them to operate on tumors occurring in the oropharynx (i.e., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional transoral surgery.

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery or minimally invasive techniques, which include vaginal, laparoscopic, and robotic-assisted approaches. We believe that robotic-assisted surgery with the SSi Mantra provides patients the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy.

Sacro colpopexy. The abdominal (open) sacro colpopexy is one of the operations performed to treat vaginal vault prolapse. Sacro colpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacro colpopexy can be performed using a conventional laparoscopic technique; however, it is often difficult and cumbersome to perform. Robotic assisted surgical capabilities enable a larger number of these procedures to be performed through a minimally invasive technique, conferring the benefits of minimally invasive surgery to a broader range of sacro colpopexy patients.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland and accompanying lymph nodes in patients diagnosed with clinically localized prostate cancer. The standard approach to the removal of the prostate was via an open surgical procedure. The conventional laparoscopic approach is an option, but it is difficult and poses challenges to even the most skilled urologist. The SSi Mantra will enable a larger number of surgeons to convert from using an open surgical technique to a minimally invasive robotic surgical technique.

Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor). Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding robotic-assisted surgery, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy, and hand-assisted laparoscopy, which is a hybrid of open surgery and laparoscopic techniques. Robotic assisted surgical capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of minimally invasive surgery to a broader range of partial nephrectomy patients.

Radical Nephrectomy. A radical nephrectomy is a surgery to remove the entire kidney, typically done to treat kidney cancers and occasionally or other reasons. In some instances, the adrenal gland and lymph nodes may be removed as well.

Cystectomy. Robotic-assisted cystectomy is a minimally invasive bladder surgery with the same cancer removal success as open surgery. During a robotic cystectomy, robotically trained urology surgeons remove the bladder and redirect the urinary tract using a surgical robot. A robotic cystectomy is performed through a series of small keyhole-sized incisions across the abdomen, which is less painful, heals faster, and produces significantly less surface scarring than the larger incision associated with open surgery.

General Surgery

Hernia Repair. A hernia occurs when an organ or other tissue squeezes through a weak spot in a surrounding muscle or connective tissue. During a hernia repair surgery, the weakened tissue is secured, and defects are repaired. Common types of hernias are ventral and inguinal. Ventral, or abdominal hernia, may occur through a scar after surgery in the abdomen. Inguinal hernia is a bulge in the groin and is more common in men.

Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidoscopy, low anterior resection and abdominoperineal resection.

Cholecystectomy. Cholecystectomy, or the surgical removal of the gall bladder, is a commonly performed general surgery procedure. Cholecystectomy is the primary method for the treatment of gallstones and other gall bladder diseases. Most cholecystectomies are performed using multi-port MIS techniques, although some surgeons choose to perform cholecystectomies using manual single-port instrumentation.

The Global Robotic Surgery Market

General

The global surgical robotics market was valued at $8.78 billion in 2023, and is projected to reach $37.5 billion by 2032, growing at a compound annual growth rate (“CAGR”) of 17.5% from 2023 to 2032. Surgical robots offer significant advantages in minimally invasive surgery by enabling exceptionally precise manipulation of surgical instruments within constrained operation spaces, surpassing human capabilities. Robotic surgery is a procedure which involves a minimally invasive spectrum and represents an evolution in practice across numerous medical disciplines. Surgical robotics technology is used across various medical specialties, enabling surgeons to perform complex procedures through small incisions, resulting in reduced patient trauma, shorter recovery times, and enhanced patient outcomes. Surgeries conducted utilizing robotic systems are expected to grow by approximately 400%, from 1.6 million surgeries in 2020 to 6.2 million surgeries by 2030.

Market Dynamics

Increase in demand and acceptance of laparoscopic or minimally invasive surgery (“MIS”) due to the benefits to patients and surgeons, such as better screening, greater precision, shorter hospitalization, reduced pain and discomfort has fueled the growth in the global surgical robotics market. In addition, the surge in the number of gynecological, neurological and urological diseases is a primary factor driving the surgical robotics market growth.

In addition, surgical robotics enable minimally invasive procedures, which involve smaller incisions, reduced trauma to surrounding tissues, and quicker recovery times. Patients are increasingly seeking procedures that result in less pain and shorter hospital stays, and surgical robots fulfill these demands and the rise in adoption of minimally invasive procedures has fueled market growth.

Many surgical robotic systems incorporate advanced visualization technologies, such as high-definition 3D imaging and augmented reality. These technologies grant surgeons a clearer view of the surgical site, enhancing their ability to visualize complex anatomical structures and perform intricate tasks. The growth of the surgical robotics market is expected to be driven by the availability of improved healthcare infrastructure, increase in unmet healthcare needs, rise in prevalence of chronic diseases, and surge in demand for advanced surgical robotics products.

Furthermore, the increase in need for automation in the healthcare industry and the shifting trend towards advanced robotic surgeries fuels market growth. Moreover, untapped economies such as Brazil, India, China and other developing economies create a lucrative surgical robotics market opportunity.

The demand for surgical robotics is not only limited to developed countries such as the U.S. but is also being witnessed in the developing countries, such as China, and India, which fuel the growth of the market. Factors such as the rise in the number of surgeries drive the adoption of robotic technologies across different specialties, contributing to the robust growth of the surgical robotics market. For instance, according to the National Center for Biotechnology and Information (NCBI), in 2022, around 1,918,030 new cancer cases are projected to occur in the United States. In light of this projection, the number of cancer surgeries performed by the subspecialty of robotic oncology surgeons is also expected to increase drastically as well.

Furthermore, as the global population ages, we expect that there will be a greater need for surgical interventions to address age-related health conditions which boosts market growth. Surgical robots assist surgeons in handling the complexities of these procedures, allowing for safer and more effective outcomes in elderly patients. Moreover, initially limited to specific procedures, robotic technologies are now being adapted for a broader spectrum of surgeries across various medical fields, including cardiac, neurology, urology, gynecology, and more. This versatility attracts hospitals and clinics aiming to offer comprehensive robotic surgical services which is expected to drive the market growth.

High initial costs associated with acquiring and implementing robotic systems, including infrastructure and training, pose a financial challenge for many healthcare facilities which may impede market growth. Regulatory complexities and concerns regarding patient safety, as well as the need for rigorous clinical validation of robotic procedures, slow down the adoption process. In addition, the intricate nature of surgical robotics necessitates specialized training for surgeons, potentially leading to a shortage of skilled professionals. These factors collectively hinder the rapid expansion of the surgical robotics market.

Segmental Overview

The surgical robotics industry is segmented into components, surgery type, and region. By component, the market is categorized into systems, accessories, and services. On the basis of surgery type, the market is segregated into gynecology surgery, urology surgery, neurosurgery, orthopedic surgery, general surgery, and other surgeries. Region wise, the market is analyzed across North America, Europe, Asia-Pacific, Latin America, the Middle East and Africa (“LAMEA”).

By Component

With a consistently expanding installed base of surgical robotic systems globally and increasing utilization thereof, the accessories and services segment dominated the global surgical robotics market in 2022 and is expected to remain dominant throughout the forecast period, due to a further rise in the number of surgical robotics procedures performed with precision, accuracy, and improved patient outcomes, coupled with the increased adoption of surgical robotics technology. However, the systems segment is expected to register the highest CAGR during the forecast period, owing to a rise in technological advancements and an increase in demand for advanced robotic surgical systems.

By Surgery Type

The general surgery segment dominated the global surgical robotics market share in 2022 and is anticipated to continue this trend during the forecast period. This is attributed to versatility and effectiveness of surgical robotics in a wide range of general surgery procedures, increase in patient demand for minimally invasive surgeries, and ongoing advancements in technology.

By Region

The surgical robotics market size is analyzed across North America, Europe, Asia-Pacific, and LAMEA. North America accounted for a major share of the surgical robotics industry in 2022 in terms of number of surgical robotic systems installed and is expected to maintain its dominance during the forecast period. In addition, the presence of well-established healthcare infrastructure, high purchasing power, and rise in adoption rate of advanced surgical robotics products are expected to drive the market growth. Furthermore, product launch, collaborations, and acquisitions adopted by the key players in this region boost the growth of the market.

Asia-Pacific is expected to grow at the highest rate during the surgical robotics market forecast period. The market growth in this region is attributable to the growing industrial infrastructure, the rise in prevalence of chronic diseases, such as cancer and cardiovascular conditions which has driven the need for sophisticated surgical interventions, which surgical robotic systems can provide. Moreover, the increase in awareness and acceptance of minimally invasive procedures among patients in the Asia-Pacific region along with the benefits offered by surgical robotics further propels the market growth in this region.

India:

Within the Asia-Pacific region, India, being the fastest growing economy, rising incomes and significant unmet need for high-quality healthcare services is potentially a key driver for the growth of surgical robotics in the country. While India’s healthcare sector is poised to grow from $110 billion in 2016 to $610 billion in 2026, its healthcare spending as a percentage of GDP is expected to grow from 3% to 6% and the ratio of insured households is expected to grow from 37% to 69% between 2023 and 2030. Similarly, India’s ratio of out-of-pocket healthcare spending is also expected to decline from 55% in 2023 to 36% in 2030, as the result of increased insurance penetration.

Historically, the lack of investment in healthcare infrastructure in India, has led it to lag behind World Health Organization (WHO) standards in terms of the number of hospital beds and physicians per 1,000 population. In the last several years, with the increasing burden of lifestyle diseases and additional factors such as increasing medical value travel, a systemic shift has occurred in India with a renewed focus on increasing healthcare spending. This trend is reflected in a 19.7% increase in hospital industry revenue from 2020 to 2023 and a 34.8% increase in hospital industry EBIDTA during the same period.

Sales, Marketing and Customer Support

Sales Model

We provide our products through a direct sales organization in India and, outside of India, through an expanding distributor network that, as of December 31, 2023, included distributors in Guatemala, the United Arab Emirates and ten other countries.

We are further expanding our domestic Indian and foreign distribution capabilities through the establishment of strategic partnerships. In December 2023, we entered into a memorandum of understanding with Surgical Lab, Ltd., a Cairo-based medical device distributor, to provide accessibility our SSi Mantra Surgical Robotic System for the entire African continent. In January 2024, we reached an agreement in principle for a strategic partnership with India’s leading medical equipment supplier, Medikabazaar, to facilitate sales and distribution (including after sales support services) of the SSi Mantra Surgical Robotic System to hospitals and medical facilities across India.

Our direct sales organization is composed of a capital sales team of six individuals, which is responsible for selling systems, and a clinical support team of twenty individuals, which is responsible for supporting the systems used in procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and healthcare facilities as well as hospitals and healthcare facilities that are part of an integrated chain. The initial system sale into an account is a major capital equipment purchase by our customers and typically has a lengthy sales cycle that can be affected by evaluation periods, macroeconomic factors, capital spending prioritization, the timing of budgeting cycles and competitive bidding processes. Capital sales activities include educating surgeons, physicians and other hospital staff across multiple specialties on the benefits of robotic-assisted surgery with the SSi Mantra, total treatment costs and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our system, including the clinical benefits of robotic-assisted surgery with the SSi Mantra, such as improved patient outcomes.

Our clinical sales team works onsite at hospitals, interacting with surgeons and physicians, operating room staff and hospital administrators to develop and sustain successful robotic-assisted surgery. They assist the hospital in identifying surgeons or physicians who have an interest in robotic-assisted surgery and the potential benefits provided by the SSi Mantra. Our clinical sales team provides current clinical information on robotic-assisted surgery and new product applications to the hospital teams.

We offer our SSi Mantra through three selling models— outright purchase, purchase on a deferred or installment payment basis, and purchase on a pay per procedure basis.

Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. New direct customers who purchase a system typically place an initial stocking order of instruments and accessories soon after they receive their system.

To date, substantially all of our sales have been in India, with one initial sale in the United Arab Emirates, where the SSi Mantra system is being utilized for surgical team training prior to the commencement of clinical procedures.

Our strategic collaboration agreement with Medikabazaar, will enable our sales, clinical and field service support teams to integrate into Medikabazaar’s existing network of approximately 1,000 professionals and the distribution of our product portfolio will be facilitated through Medikabazaar’s more than 40 fulfilment centers across India.

Training and Customer Support

We also provide training for surgeons, physicians and staff on the operation and use of the SSi Mantra using a variety of training approaches. These include didactic modules training, hands on training, dry runs with the surgeons and their entire team, in-person proctored initial cases, on-site support for additional cases and remote proctoring support for complex cases.

We have a network of field service and technical support engineers in India and are establishing relationships with various distributors around the globe where we intend to market and sell the SSi Mantra. This infrastructure of service and support specialists, along with advanced service tools and solutions, offers a full complement of services for our customers, including installation, repair, maintenance, 24/7 technical support and proactive system health monitoring.

Research and Development

We focus our research and development efforts on enhancing and improving our products and services with a view to fulfilling our vision that the benefits of advanced robotic surgery should be cost-effective and available to everyone. Through ingenuity and intelligent technology, we believe that we can expand the potential of physicians to heal without constraints due to both cost and accessibility of these technologies. We employ engineering and research and development staff to focus on delivering future innovations and sustaining improvements that advance our mission. In certain instances, we complement our research and development effort through collaborations with other companies or organizations such as our arrangement with Johns Hopkins University.

Manufacturing

Our systems and instruments are manufactured by our employees at our 51,100 square-foot facility in Gurgaon, Delhi NCR, India. The manufacturing of our products is a complex operation involving a number of separate processes and components.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications, inspections, and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We believe, however, that alternative suppliers are available if it should become necessary, although no assurance can be given that we could secure such alternative sources of supply, if required, on commercially reasonable terms or without undue operational disruption.

We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods relative to our anticipated demand.

Subject to receipt of necessary financing, we plan to expand our in-house manufacturing capacity in order to meet anticipated increases in demand and to reduce our reliance on third-party suppliers.

Competition

We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment and other emerging diagnostic and interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability, as well as educating hospitals, surgeons and patients on the demonstrated results associated with robotic-assisted medical procedures using our SSi Mantra Surgical Robotic System and its efficacy and cost-effectiveness relative to other techniques.

We compete with a number of U.S. and foreign companies that have developed and currently manufacture and market products in the field of robotic-assisted medical procedures, including but not limited to: Intuitive Surgical, Inc.; Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; Olympus Corporation; Samsung Electronics Co., Ltd; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; and Titan Medical Inc. Most, if not all of these companies have longer operating histories and greater financial resources than SSi. In addition, other companies with substantial experience in industrial robotics could potentially expand into the field of medical robotics and become competitors.

Our failure to compete effectively with these existing and potential competitors could adversely affect our results of operations, business and prospects.

Intellectual Property

We place considerable importance on obtaining and maintaining patent, copyright, and trademark protection for our technologies, products and processes.

We generally rely upon a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we have patents and trademarks, both registered and unregistered, that provide distinctive identification of our products in the marketplace.

As of the date of this Annual Report, our intellectual property portfolio consists of 33 granted utility patents and 63 pending utility patent applications as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
China	4	October 6, 2034	June 5, 2038	2	October 31, 2038	June 20, 2039	MANTRA
China	2	November 21, 2034	December 25, 2039				MUDRA
Europe	2	December 26, 2034	June 5, 2038	4	February 8, 2043	December 1, 2043	MANTRA
Europe				1	June 9, 2043	June 9, 2043	MAYA
Europe				1	October 9, 2043	October 9, 2043	MUDRA
Hong Kong				3	January 12, 2038	October 31, 2038	MANTRA
India	9	October 7, 2033	March 29, 2042	22	October 6, 2034	March 11, 2044	MANTRA
India				1	November 10, 2043	November 10, 2043	MANTRA & MAYA
India	1	June 10, 2042	June 10, 2042	1	July 27, 2043	July 27, 2043	MAYA
India	5	November 22, 2033	June 10, 2042	4	May 30, 2039	October 10, 2042	MUDRA
Japan	2	January 12, 2038	June 5, 2038				MANTRA
Singapore				3	October 31, 2038	June 20, 2039	MANTRA
South Korea	3	January 12, 2038	June 5, 2038				MANTRA
Taiwan	1	October 31, 2038	October 31, 2038				MANTRA
USA	3	October 6, 2034	June 20, 2039	5	February 8, 2043	December 1, 2043	MANTRA
USA				1	June 9, 2043	June 9, 2043	MAYA
USA	1	November 21, 2034	November 21, 2034	3	November 4, 2042	October 9, 2043	MUDRA
WIPO				7	August 28, 2024	July 7, 2025	MANTRA
WIPO				1	January 10, 2025	January 10, 2025	MAYA
WIPO				4	May 5, 2024	May 10, 2025	MUDRA
Total	33			63			96

Further, our intellectual property portfolio also consists of 44 granted design patents and one pending design patent application as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
China	6	December 1, 2027	May 24, 2028				MANTRA
EUIPO	1	April 17, 2028	April 17, 2028				MANTRA
India	30	December 1, 2027	January 25, 2034	1	December 20, 2033	December 20, 2033	MANTRA
India	5	August 29, 2033	October 12, 2033				MUDRA
Japan	1	April 17, 2028	April 17, 2028				MANTRA
South Korea	1	April 17, 2028	April 17, 2028				MANTRA
Total	44			1			45

In addition, we have filed 53 applications for trademark registrations in India of which 29 have been granted.

We have also filed two copyright applications, both of which have been granted.

We intend to apply for additional patents in various jurisdictions.

Notwithstanding the foregoing, we cannot be certain as to the scope of protection that the patents granted will afford our technology and products, nor can we be certain that any pending or future patent applications will be granted. Furthermore, if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. In addition, others may assert that our products infringe on their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our products.

None of our patents and patent applications are licensed to or from third parties.

Government Regulation

General

Our products and operations are subject to regulation in India by the Central Drugs Standard Control Organization (the “CDSCO”), by the Food and Drug Administration (the “FDA”) in the U.S. and by similar agencies in other countries and regions in which we market or plan to market our products. In addition, our products must meet the requirements of a large and growing body of international standards, which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these regulations, standards and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards. Examples of standards to which we are subject include ISO 13485, an internationally recognized quality management system for the design, development and manufacture of medical devices.

ISO 13485 Quality Management System

ISO 13485 is an internationally recognized quality management system for the design, development and manufacture of medical devices. It sets out the requirements for a quality management system specific to the medical device industry. This standard is designed to be used by manufacturers and end-users throughout the life cycle of a medical device. We are required to meet this standard to register our products for sale globally and are subject to rigorous annual reassessment and audit procedures.

Our Company has developed an ISO 13485 QMS system in line with EN ISO 13485 and 21 CFR 820, for compliance with U.S. and European Union (“EU”) quality management systems requirements.

We received ISO 13485 certifications in 2021 and have successfully completed two surveillance audits.

India Regulation

Medical devices in India had been mostly unregulated for a long time but that has changed in recent years, with the adoption of rules and regulations designed to improve and enhance patient safety. Our products are primarily regulated under the Indian Medical Device Rules, 2017, as amended by the Medical Device (Amendment) Rules, 2020 (as amended, the “IMDR”) promulgated and administered by the CDSCO. These rules cover various aspects of medical device related regulations, including classification, registration, manufacturing and import, labeling, sales, and post-market requirements. Similar to rules in the EU, they mandate that devices are safe and perform their intended function.

Based on intended use of the device, the risks associated with the device and other parameters referred to in the IMDR, the Central Licensing Authority of India classifies Medical Devices into four risk classes: A (low risk); B (low moderate risk); C (moderate high risk); and D (high risk).

The CDSCO has further divided the device classifications into 24 panels, where our surgical robotic system is classified as a Class B device pertaining to operating room procedures.

We currently have CDSCO approval for the manufacture, sale and distribution of our products and a license to export our products from India.

U.S. Regulation

Our products will be subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, recordkeeping, complaint and adverse event reporting, clearance, approval, certification, promotion, marketing, export, import, distribution and service of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses.

We have filed a pre-submission application with the FDA requesting feedback on the SSi Mantra Surgical Robotic System and we received acknowledgment of the filing on January 17, 2024.

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe that our current SSi Mantra Surgical Robotic System and other products will be classified as Class II medical devices.

Class II medical devices are those that are subject to general controls, and most require premarket demonstration of adherence to certain performance standards, as specified by the FDA, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting authorization to commercially distribute the device. The FDA’s authorization to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Our current products are expected to be subject to premarket notification and clearance under section 510(k) of the FFDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device.

The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory ninety-day (90-day) period to respond to a 510(k) submission; however, as a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a predicate device, the device may be designated as a Class III device. The device sponsor must proceed with and fulfill the requirements of the more rigorous requirements of the premarket approval (“PMA”) process or can request a risk-based classification determination for the device in accordance with the de novo classification pathway, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, although the review more often occurs over a significantly longer period of time and can take up to several years. In approving a PMA application or clearing a 510(k) submission, the FDA may also require some additional manufacturing controls, design control activities and approvals, as well as specific post-market surveillance requirements when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations designed to determine the safety and effectiveness of a medical device must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, which govern investigational device labeling, prohibit the promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to the FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

In addition, the FDA may place significant limitations upon the intended use of our products as a condition of granting marketing authorization. Moreover, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These requirements include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device caused or contributed, or may have caused or contributed, to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health; the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In addition, the FDA and the Federal Trade Commission also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims.

In the U.S., our manufacturing processes will be required to comply with the Quality System Regulation (“QSR”). The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulations, the manufacturer’s own procedures, specifications and testing, as well as distribution and post-market experience. Compliance with the QSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees, administrative penalties, and civil or criminal penalties;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approvals for our products; or

●	criminal prosecution.

In addition, the discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

Products manufactured outside of the U.S. by or for us are subject to U.S. Customs and FDA inspection upon entry into the U.S. We must demonstrate compliance of such products with U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

European Union Regulation

In the European Union (the “EU”), all medical devices placed on the EU market must meet the essential requirements (“Essential Requirements”), including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.

All medical devices are currently regulated by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation” or the “MDR”), which became effective on May 26, 2021 and replaced the former regulatory framework set forth in Council Directive 93/42/EEC (the “MDD”).

The MDR was adopted with the aim of ensuring better protection of public health and patient safety. The MDR establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike directives, regulations are directly applicable in EU member states without the need for member states to implement them into national law. This aims to increase harmonization across the EU member states.

The MDR requires that, before placing a device on the market, other than a custom-made device, manufacturers (as well as other economic operators, such as authorized representatives and importers) must register by submitting identification information to the EUDAMED electronic system, which is in the process of being implemented. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The MDR also requires that, before placing a device on the market, other than a custom-made device, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of EU member states. These reports are to be submitted through EUDAMED (once fully functional) and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors, such as the economic operators in the supply chain, will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the MDR, only devices that are CE (Conformité Européene) marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, such as, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts,” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain EU member states also mandate implementation of commercial compliance programs.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as of suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with the applicable regulatory requirements could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and, if such issues cannot be resolved to their satisfaction, can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the twenty-seven EU member states, as well as Iceland, Liechtenstein and Norway.

Other countries

Regulations in other countries, including the requirements for approvals, certification or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as South Korea, Brazil, Australia and Canada, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations included in the Medical Device Single Audit Program that we will be required to comply with on an ongoing basis. Failure to obtain regulatory approval in any foreign country in which we plan to market our products or failure to comply with any regulation in any foreign country in which we market our products may negatively impact our ability to generate revenue and harm our business.

In addition, local regulations may apply, which govern the use of our products, and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and, in general, are increasing in complexity and in the scope and degree of documentation and testing required. There can be no assurance that the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use, and service as well as the removal and disposal of medical devices in the regions in which we operate and market our products. Failure to comply with any of these regulations could result in sanctions or fines and could prevent us from marketing our products in these regions.

Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our products and our Indian export license allows us to market our products in fifty (50) non-FDA and non-CE (EU) countries without further regulatory approvals and in an additional seventy-nine (79) countries require only minimal registration. We have received regulatory approval to market and sell our products in the United Arab Emirates and Guatemala and have initiated the regulatory approval process, which if successful, will allow us to market our products in more than fifty (50) countries within approximately one year. However, there can be no assurance as to when we will secure any such regulatory approvals, if at all.

Data Privacy and Security Laws

Numerous state, federal, and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

We collect, process, share, disclose, transfer, and otherwise use data, some of which contains personal information about identifiable individuals including, but not limited to, our employees, clinical trial participants, partners, and vendors. Therefore, if we commence marketing our products in the U.S., the EU and other countries, we will be subject to U.S. (federal, state and local) and international laws and regulations, including those in the EEA regarding data privacy and security and our use of such data.

If we market our products in the EU, we will be subject to the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (collectively, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audits.

The GDPR also regulates cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States.

Cybersecurity

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, patient information, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, encryption of critical data and in-depth security assessments of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and regularly test our disaster recovery plan, and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices.

Employees

As of the date of this Annual Report, we had 239 employees, 102 of whom were engaged in manufacturing and service, 38 in marketing and sales, 50 in research and development, 4 in quality control and 45 in administration. Most of our employees are based at our facility in Gurgaon, Delhi NCR, India. We generally consider our relationship with our employees to be good.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1924, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, patient information, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, encryption of critical data and in-depth security assessments of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and regularly test our disaster recovery plan, and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices. Our information technology (“IT”) team is responsible for these ongoing monitoring and detection activities.

The governance of our cybersecurity risks involves active and informed participation from our management team, our IT team and our board of directors. This oversight includes briefings by our IT team on the nature of the risks we face and the steps we are taking to mitigate these risks, as well as immediately reporting any significant cybersecurity incident that occurs to management and the board of directors.

We have not experienced a cybersecurity incident that had a material impact on our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.

Item 2. Properties.

We lease approximately 51,100 square feet in Gurgaon, Delhi NCR, India, which serves as our headquarters as well as our manufacturing facility. The facility, spread over two floors, is leased pursuant to a nine-year lease expiring in March 2030 for one floor and another four-year lease expiring in May 2032 for the other floor. Both leases are further renewable under similar terms.

Our principal executive offices and manufacturing facility are located at 404-405, 3rd Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India.

Item 3. Legal Proceedings.

In 2014, Avra Surgical Robotics, Inc., a Delaware corporation (“Avra Surgical”), of which Barry F. Cohen, our Chief Operating Officer – Americas and a director, was Chief Executive Officer, a director and a principal stockholder, got into a dispute with the law firm of Quinn Emmanuel Urquhart & Sullivan LLP (“Quinn Emmanuel”) over legal fees allegedly due Quinn Emmanuel. Avra Surgical, which was seeking to develop a robotic surgery system using certain technology developed in Germany by then had ceased operations. These events occurred prior to the formation of the Company as Avra Medical Robotics, Inc. Other than the facts that both Avra Surgical and our Company shared the Avra name and that Mr. Cohen was an officer, director and principal stockholder of both companies, there was no relationship between the two companies.

On May 26, 2020, Quinn Emmanuel filed a petition in the Supreme Court of the State of New York, New York County against Avra Surgical, the Company (then known as Avra Medical Robotics, Inc.), Barry F. Cohen, Jared B. Stamell, an attorney affiliated with Avra Surgical and various individuals who at that time were or had been affiliated with Avra Surgical and or the Company (collectively, “Respondents”). The petition sought to recover the legal fees from the Respondents on the basis that they were “alter egos” of Avra Surgical. Other than the commonality of the Avra name and Mr. Cohen having been an officer, director and principal stockholder of both companies, there was no relationship between the two companies.

As the Company and Mr. Cohen never received notice of filing of the petition or of subsequent proceedings (although Quinn Emmanuel filed affidavits with the Court stating that they had been duly served), neither the Company nor Mr. Cohen entered an appearance in the matter.

The Company recently learned from a third party that in November 2020, the Court had rendered a decision holding that the Company and Messrs. Cohen and Stamell were “alter egos” of Avra Surgical and therefore were liable for payment of the Quinn Emmanuel legal fees. In addition, the Company also recently learned that in December 2023, the Court ordered the entry of a judgment against Avra Surgical, the Company and Messrs. Cohen and Stamell in the amount of $296,000 plus interest from November 2020.

The Company is currently evaluating its legal options with respect to the matter. Notwithstanding the foregoing, Mr. Cohen and the Company have entered into an Indemnification Agreement, pursuant to which Mr. Cohen has agreed to fully indemnify the Company for any damages and costs (including legal fees) it incurs in connection with the action.

Other than the foregoing, there are no legal proceedings currently pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCPink tier of the over-the counter market maintained by OTC Markets Group, Inc. under the symbol “SSII.” However, the trading market for our common stock is sporadic and extremely limited. Moreover, until the review of the Form 15c2-11 which has been filed with FINRA on our behalf is completed and cleared (as to which no assurance can be given), our common stock is not eligible for proprietary broker-dealer quotations and may only be bought or sold in unsolicited customer orders. This further limits the trading market for our common stock.

Holders of our Common Stock

As of the date of this Annual Report, we had 170,724,381 shares of common stock issued and outstanding and 341 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this Annual Report, they held approximately 2,840,257 shares of common stock for these shareholders.

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

(Securities Authorized for Issuance under Equity Compensation Plans)

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights		Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,181,226 shares	(1)	$3.692	4,891,213 shares	(1)

Equity compensation plans not approved by security holders	0 shares		–	0 shares

Total	12,181,226	(1)	$0	4,891,213	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan (the “Incentive Plan”). As of the date of this Annual Report, 12,181,226 shares of common stock (comprised of 7,880,059 stock options and 4,301,167 stock grants) were issued under the Incentive Stock Plan. As of the date of this Annual Report, an additional 4,891,213 shares of common stock are available for future issuances under the Incentive Stock Plan.

Recent Sales of Unregistered Securities

In October 2023, the Company issued 90,514 shares of our common stock upon the exercise of warrants previously sold to two accredited investors at an exercise price of $4.00 per share generating $362,056 in total proceeds.

In October 2023, the Company issued 3,000 shares of common stock to a consultant in exchange for advisory services to be rendered over a 12-month period effective June 2023.

In October 2023, the Company issued 50,000 shares of common stock to an investor relations firm for investor relations and digital marketing services.

In November 2023, the Company issued 116,348 shares of common stock to Dr. S.P. Somashekhar, a director, in exchange for advisory services to be rendered over a five-year period.

In November 2023, the Company issued a total of 22,541 shares of common stock to five physician consultants, in exchange for advisory services to be rendered over a five-year period.

In November 2023, the Company issued 75,000 shares of common stock to a firm that conducted online investment seminars in which the Company participated.

In December 2023, the Company issued 12,500 shares of common stock upon the exercise of warrants previously sold to three accredited investors at an exercise price of $4.00 per share, generating $50,000 in total proceeds.

All of the foregoing securities were issued in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Regulation D under the Securities Act, as amended, as the persons receiving such shares having provided the Company with appropriate representations as to their investment intent and their status as “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales of our surgical robotic system and its allied instruments and accessories. Accordingly, the operating results detailed below largely reflect the impact of the consummation of the CardioVentures Merger in April 2023, when compared with operating results for the corresponding period in 2022.

Our financial performance is largely driven by increasing awareness of the benefits of robotically assisted surgery, reduced learning curves for robotic surgeons and the affordability and accessibility of surgical robotic technology. Our financial performance is also dependent on our obtaining regulatory approvals in various regulated markets where we have plans to sell our products. Robotically assisted surgeries are increasingly being recognized as an approved treatment modality from an insurance coverage perspective.

Our manufacturing operations being based in India derive significant operating cost advantages in terms of availability of quality and cost-effective fabrication/3D printing solutions, electronic/electrical/mechanical components, outsourced services and skilled manpower. All these factors help us in having lower costs of production which eventually helps us make our surgical robotic system cost effective and relatively affordable.

During the years ended December 31, 2023, and December 31, 2022, we sold twelve and three surgical robotic systems, respectively. In addition, during the year ended December 31, 2023, we also installed four systems in four hospitals, belonging to well-known hospital groups in India, for their clinical evaluation in anticipation of orders from these hospital groups. In addition to this, we also installed three systems on a pay-per-use basis. These systems were installed in December 2023 and accordingly had not generated any revenues as of December 31, 2023. We also installed one system at the Johns Hopkins Hospital, in Baltimore, Maryland at no cost, for clinical training and ongoing research and development purposes. As such, at the end of December 2023, we had a total of twenty-three installed systems of which 20 were installed during the year ended December 31, 2023.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The following table provides selected financial data about our Company at December 31, 2023 and December 31, 2022:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2023	2022*
Cash	$2,022,276	$1,504,049
Restricted Cash**	$5,010,725	$63,492
Total Assets	$25,479,086	$8,676,204
Total Liabilities	$11,181,102	$11,136,752
Total Shareholders’ Equity	$14,297,984	$(2,460,547)

*	Amounts for the year ended December 31, 2022, represent consolidated financials for AVRA Medical Robotics, Inc. and CardioVentures Inc. to reflect the effect of the CardioVentures Merger.

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. During 2024, the company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities.

Year ended December 31, 2023, as compared to year ended December 31, 2022

Revenues. During the year ended December 31, 2023, the Company had revenues of $5,879,710 (comprising $5,692,721 of system and instrument sales and $186,989 of warranty sales), compared to revenues of $1,458,315 (comprising $1,438,969 of system and instrument sales and $19,346 of warranty sales) during the year ended December 31, 2022.The increase in revenue is primarily due to sale of increased number of surgical robotic systems and instruments in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Research and Development Expenses. Research and Development expenses during the year ended December 31, 2023, were $576,168, as compared to $83,282 for the year ended December 31, 2022. The increase in the Research and Development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock Compensation Expense. We had stock compensation expenses of $13,425,319 and $1,135,468 during the years ended December 31, 2023, and December 31, 2022 respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to employees of the Company and its subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Salaries and Payroll Expense. We had salary and payroll expense of $2,215,620 for the year ended December 31,2023, as compared to $1,698,283 in the year ended December 31, 2022. This increase in salary and payroll expense is a reflection of the increase in Company’s employee count from 102 at December 31, 2022 to 221 at December 31, 2023, commensurate with the expansion in the Company’s manufacturing and commercial sales operations during 2023 Salaries and payroll expense includes salaries and payroll expense related to executive officers of the Company.

General and Administrative Expenses. We incurred $5,164,713 in general and administrative expenses during the year ended December 31, 2023, as compared to $3,251,794 for the year ended December 31, 2022. General and administrative expenses include sales, marketing and travel-related expenses, rent for the manufacturing facility offices, legal and other professional expenses related to the Company’s filings as a public company with the SEC. The increase in general and administrative expenses resulted from the increased scale of commercial operations during 2023. as compared to the year ended December 31, 2022.

Other Income (Expenses). We have incurred $273,599 in interest expenses during the year ended December 31,2023 as compared to net interest income of $77,729 during the year ended December 31, 2022. The increase in interest expense from 2022 to 2023 resulted from an increase in bank borrowings for working capital from HDFC Bank in India.

Net Loss. We incurred a net loss of $20,941,972 for the year ended December 31, 2023, as compared to a net loss of $5,601,504 for the year ended December 31, 2022. The increase in net loss from 2022 to 2023 is primarily the result of the increase in stock compensation expenses as set forth above. The net loss for the year ended December 31, 2023, was also higher due to $1,668,146 of system sales revenue that stands to be transferred to unrealized deferred revenue pursuant to the application of ASC606.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, incurring capital expenditures to have its own manufacturing facility for in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, Sushruta, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20 million for working capital purposes. The advances under the Line of Credit Note did not bear interest and were due and payable on or before the Maturity Date. During the year ended December 31, 2023, Sushruta made advances aggregating to $16,980,000 under the Line of Credit Note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta during the year ended December 31, 2023.

As of December 31, 2023, the Company had shareholders’ equity of $14.3 million and a working capital surplus of $9.1 million as compared to shareholders’ deficit of $2.46 million and a working capital deficit of $4.42 million as of December 31, 2022.

Cash Flows Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $13,572,758 resulting from our net loss of $20,941,972, partially offset by non-cash charges of $ 14,193,327 comprised mainly of depreciation, stock compensation expense and expenses for which common stock issued. During the year ended December 31, 2023, we had net cash invested in our operating assets and liabilities of $6,962,654 primarily as a result of increases in prepaid expenses and other current assets to the extent of $9,200,688, including fixed deposits provided to HDFC bank to secure working capital facilities and an increase in accounts payable and accrued expenses of $2,238,034.

During the year ended December 31, 2022, net cash used in operating activities was $5,555,345, resulting from our net loss of $5,601,504, partially offset by non-cash charges of $994,369 comprised mainly of depreciation and stock compensation expense. During 2022 we had net cash invested in our operating assets and liabilities of $948,209. primarily as a result of increased prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the year ended December 31, 2023, we had net cash used in investing activities of $2,299,356, resulting mainly from investment of $563,967 in purchases of equipment, $2,199,418 towards the value of a Right of Use asset, as well as long term loans and advances and long-term receivables of $2,535,971 and receipt of funds through Note receivables – acquisition of $3,000,000.

During the year ended December 31, 2022, we had net cash used in investing activities of $2,735,814, resulting mainly from investment of $220,324 in purchases of fixed assets, reduction in Notes Receivable – Acquisition of $3,000,000 and realization of $484,510 from sale of fixed assets.

Cash Flows from Financing Activities

During the year ended December 31, 2023, we had net cash provided by financing activities of $16,734,963, comprised of a $4,947,233 increase in restricted cash (i.e., fixed deposits provided to secure bank facilities and for providing guarantees), partially offset by an increase of $2,895,880 in proceeds from our bank overdraft facility, $808,244 from private securities offerings, $12,360 from the exercise of previously issued warrants, $22,980,000 in proceeds from promissory notes converted to common stock, $100,000 in proceeds from the exercise of stock options, as well as the reduction by conversion of promissory notes of $7,000,000. We also had an increase in right of use liability (non-current portion) of $1,910,432.

During the year ended December 31, 2022, we had net cash provided by financing activities of $9,294,395, comprised of $145,000 in repayment of promissory notes, $2,583,798 of proceeds from our bank overdraft facility, $1,500,431 in proceeds from private securities offerings, $7,000,000 in proceeds from the issuance of 7% convertible promissory notes, $26,000 in common stock issued and a decrease of $1,670,834 in related party loans.

While we have been successful in raising funds to finance our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

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

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Notwithstanding the foregoing, since completion of the CardioVentures Merger in April 2023, we have been addressing and remediating these weaknesses with the support and assistance of the accounting and financial staff employed by SSI-India. We have also begun to implement a new ERP system at SSI-India which will integrate all business functions within the accounting and financial department to further address the abovementioned weaknesses.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Sudhir Srivastava, MD	75	Chairman, Chief Executive Officer and Director
Anup Sethi	58	Chief Financial Officer
Vishwajyoti P. Srivastava, M.D	46	President, Chief Operating Officer – South Asia and Director
Barry F. Cohen	83	Chief Operating Officer – Americas and Director
Dr. Mylswamy Annadurai	65	Director
Dr. S.P. Somashekhar	50	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Sudhir Srivastava, M.D., joined the Company on April 14, 2023, as its Chairman, Chief Executive Officer and a director upon completion of the CardioVentures Merger. Dr. Srivastava founded Sudhir Srivastava Innovations Pvt. Ltd. (“SSI-India”), our Indian operating subsidiary in 2019 and has served as its Chairman, Managing Director and Chief Executive Officer since that time. SSI-India was founded with the objective of launching the development of an advanced, affordable, and accessible surgical robotic system that would benefit greater numbers of patients around the world. Dr. Srivastava completed his medical degree in India in 1971 and moved to the United States in 1972, where he underwent a residency in general surgery in St. Louis and further completed his training, including in cardiothoracic surgery, at the University of British Columbia Hospitals in Vancouver, Canada. He is double board certified by the American Board of Surgery and Thoracic Surgery. Dr. Srivastava, after moving to Texas to begin his practice in 1981, became heavily involved in advancing minimally invasive cardiac surgical approaches and robotic cardiac surgery procedures during his time in Texas. While in Texas, in 2002 Dr. Srivastava was the founding chairman of Alliance Hospital, which became one of the busiest robotic cardiac centers globally. In 2007, Dr. Srivastava joined the University of Chicago faculty and served as the Director of Robotic Cardiac Surgery to launch their program. In 2009, Dr. Srivastava moved to Atlanta, Georgia, and founded the International College of Robotic Surgery and launched the Robotic Revascularization Program at St. Joseph’s Hospital. While in the United States, he performed over 1,400 robotic cardiothoracic procedures and trained over 350 surgical teams from around the world. His passion and experience took him to various countries around the world, where he helped launch robotic cardiac surgery programs. Dr. Srivastava returned to India in 2011 to establish robotic surgery programs throughout the country during a time when robotic surgery was still nascent in India. He founded the International Centre for Robotic Surgery in Delhi, India, and trained surgeons in different specialties, introducing them to high-level robotic cardiac surgery procedures. Recognizing the high cost and limited access to robotic surgery in India, in 2012, Dr. Srivastava undertook the mission of developing an affordable system that would be technologically advanced, so that greater numbers of patients could benefit from robotic cardiac surgery in India and worldwide. His efforts led to the development of the SSi Mantra Surgical Robotic System by the SSi Companies Group, which was commercially introduced in August 2022. Dr. Srivastava is globally recognized as a pioneer and leader in robotic cardiac surgery and has received numerous awards worldwide for advancing the field.

Anup Kumar Sethi joined the Company on April 14, 2023, as its Chief Financial Officer, upon completion of the Cardio Ventures Merger. Mr. Sethi has served as Chief Financial Officer of SSI-India since January 2023 and has been associated with SSI-India since 2018 on a consulting basis as a financial advisor. For over ten years prior thereto, he held senior management positions in well-established healthcare companies in India, including Fortis and International Oncology. With close to thirty years of overall experience and having worked in India, China, South Africa, and Nigeria, in organizations of various sizes belonging to a diverse range of industries like automotive tires manufacturing, textiles, digital media and healthcare delivery, Mr. Sethi is very well adapted to building and working with multi-faceted, multi-cultural teams. Mr. Sethi has a FCMA qualification (Fellow Member of Institute of Cost Accountants of India), an Associate membership of CPA, Australia, and a Certified Financial Planner (CFP) certification from the Financial Planning Standards Board, with hands-on experience in leading teams in the functional areas of corporate finance, strategy, accounting, compliance and business development.

Vishwajyoti P. Srivastava, M.D., joined the Company on April 14, 2023, as its President, Chief Operating Officer – South Asia and a director upon completion of the CardioVentures Merger. Dr. Srivastava joined SSI - India as President and Chief Operating Officer for South Asia in November 2020. Prior to that, he served as President of OMNI 3DHD from January 2018 to November 2020, where he led the development of a secondary 3D Visualization System that was designed with the objective of giving 3D vision to the entire robotic surgical team. In 2015, Dr. Srivastava served as the COO of a Miami based health and wellness startup, Reshape Inc., that developed an online platform for healthy living initiatives. Dr. Srivastava was also instrumental in the creation of the International College of Robotic Surgery in Atlanta, Georgia, in 2009 as well as the International Centre for Robotic Surgery in New Delhi, India, in 2011. Dr. Srivastava has been deeply involved in the field of surgical robotics since 2008, covering the wide spectrum of clinical applications, teaching and training, tele-mentoring platforms, web-based surgeon didactic training modules, digital media and marketing. Dr. Srivastava graduated from Saint James School of Medicine in Anguilla, receiving his M.D. degree in August 2020. Dr. Srivastava also holds a B.A. in International Studies with a focus on South Asia from the University of Washington in Seattle that he received in 1999. Dr. Srivastava completed all his premedical requirements at Columbia University’s Post Baccalaureate Program in New York City, graduating in 2003. He is fluent in English, Hindi and French.

Barry F. Cohen co-founded the Company (then known as Avra Medical Robotics, Inc.) and served as its Chief Executive Officer and a director from February 4, 2015, until completion of CardioVentures Merger on April 14, 2023, when he assumed the position of Chief Operating Officer-Americas and continued as a director. Between 2006 and 2008, Mr. Cohen was a private investor and founded AVRA Surgical, Inc., a medical technology company. Prior to founding the Company, Mr. Cohen was a director of Dualis Med-Tech from 2012 to 2014 and was a director of AvraMiro GmbH from 2009 to 2014 and Avra Surgical Robotics, Inc. since 2011, which is currently inactive. From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984 to 1985. Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., an NASD member from 1983 to 1999. Mr. Cohen has over fifty years’ experience in managing private and public industrial companies, and forty-seven years’ experience as a securities executive.

Dr. Mylswamy Annadurai joined the Company as a director on July 30, 2023. Dr. Annadurai is a distinguished space scientist of international repute, who has been involved in the Indian space program for over forty years, approximately thirty-six of which (1982-2018) were spent in various positions with the Indian Space Research Organization (“ISRO”), most recently as Director of the ISRO Satellite Center from April 2015 to July 2018. During that period, he was responsible for overseeing the development, manufacture and launch of twenty-nine satellites. Prior thereto, he also served as Program Director of Indian Remote Sensing and Small Satellite Program at ISRO from 2011-2015, where among other matters, he was responsible for overseeing ISRO’s Mars Orbiter Mission and as Project Director of India’s firs lunar mission, Chandarayaan-1, from 2004-2010. From August 2018 until March 2022, Dr. Annadurai served as Chairman of the National Design and Research Forum and from October 2018 to March 2023, he served as Vice President of the Tamil Nadu State Council for Science and Technology. Since May 2019. Dr. Annadurai has been serving as Chairman of the Aerospace Committee of the Southern India Chamber of Commerce and Industries in Chennai and since March 2021, as a director of Moon Land Technologies Pvt. Ltd. Since February 2023, he is also serving as a Trustee Member of the India Trustee Board of the America-India Foundation. Dr. Annadurai has received numerous awards from the Indian government, ISRO, international space organizations, academic institutions and professional bodies and societies. Dr. Annadurai holds B.E. (ECE), M.E. (Applied Electronics) and Ph.D. degrees from Anna University.

Dr. S.P. Somashekhar joined the Company as a director on July 30, 2023. Dr. Somashekhar is a highly respected surgical oncologist and one of the first physicians to employ robotic surgery in India. Since January 2022, he has been affiliated with the Aster Group of Hospitals in India, where he serves as Global Director of the Aster International Institute of Oncology and Head of Department and Lead Consultant in Surgical and Gynecological Oncology and Robotic Surgery. He also serves as Chairman of the Medical Advisory Board for Aster DM Healthcare. For over twenty years prior to joining Aster, he was affiliated with Manipal Hospitals in Bengaluru, most recently as Head of Department of Surgical Oncology and Chairman of the Surgical Oncology Advisory Board. Dr. Somashekhar has served in a number of teaching positions, significant experience in conducting clinical studies, authored numerous medical papers and articles and received multiple awards in the medical field. He holds an M.B.B.S. degree from Mysuru University, an M.S. in General Surgery from the Sheth K.M. School of Postgraduate & Research in Ahmedabad, and an MCh in Oncosurgery from the Gujarat Cancer & Research Institute in Ahmedabad. He is also a Fellow of the Royal College of Surgeons (Edinburgh).

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death.  Executive officers serve at the pleasure of the board of directors.

Family Relationships

Dr. Sudhir Srivastava and Dr. Vishwajyoti P. Srivastava are father and son. There are no other familial relationships among our officers and directors.

Board Diversity

We currently have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our shareholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Board Committees and Independence

In an effort to improve our corporate governance, we intend to establish three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee will consist of three independent directors. Our board of directors has determined that Dr. Annadurai and Dr. Somashekhar are “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. ,We are working to expand our board of directors to consist of a majority of independent directors.

Audit Committee

The audit committee will assist our board of directors in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including (a) the quality and integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the independent auditors’ qualifications and independence; and (d) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

●	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the Company’s financial management on a periodic basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles; and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company;

●	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

●	maintain open, continuing, and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Compensation Committee

The compensation committee will aid our board of directors in meeting its responsibilities relating to the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	review periodically the Company’s philosophy regarding executive compensation to (a) ensure the attraction and retention of corporate officers, (b) ensure the motivation of corporate officers to achieve the Company’s business objectives, and (c) align the interests of key management with the long-term interests of our shareholders;

●	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of SSi and its subsidiary companies;

●	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

●	review periodically reports from management regarding funding the Company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will recommend to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to the Company; and to oversee the evaluation of our board of directors and management.

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of directors’ criteria for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annually committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer and/or persons performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)		Option Awards (#)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D. Chairman and	2023	600,000	0	0		2,536,776	(2)	2,425,710	(2)	0	0	205,992	3,231,702
Chief Executive Officer(1)

Anup Kumar Sethi	2023	167,197	0	845,592	(4)	0		0		0	0	578	167,775
Chief Financial Officer(3)

Vishwajyoti P. Srivastava, M.D.	2023	200,000	0	0		845,592	(2)	808,570	(2)	0	0	9,623	1,018,193
President and Chief Operating
Officer – South Asia(5)

Barry F. Cohen	2023	128,000	0	0		845,592	(2)	808,570	(2)	0	0		936,570
Chief Operating	2022	292,700	0	206,00	(7)	540,000	(8)	358,429	(8)	0	0	0	651,129
Officer-Americas(6)	2021	0	0	0		0		0		0	0	0	0

(1)	Sudhir Srivastava became our Chairman and Chief Executive Officer on April 14, 2023, upon completion of the CardioVentures Merger.

(2)	Represents an option to purchase common stock granted under our Incentive Plan. The option vests in five equal annual installments commencing upon the date of grant and expires five years from the date of grant.

(3)	Mr. Sethi became our Chief Financial Officer on April 14, 2023, upon completion of the CardioVentures Merger.

(4)	Represents a grant of restricted shares of our common stock awarded under our Incentive Plan. The grant vests in five equal annual installments commencing upon the date of grant.

(5)	Dr. Vishwajyoti Srivastava became our President and Chief Operating Officer – South Asia on April 14, 2023, upon completion of the CardioVentures Merger.

(6)	Barry F. Cohen served as our Chairman and Chief Executive Officer from founding of the Company on February 4, 2015 until completion of the CardioVentures Merger on April 14, 2023, when he stepped down from those positions and assumed the position of Chief Operating Officer – Americas.

(7)	Represents a grant of restricted shares of our common stock awarded under our Incentive Plan, which vested in full on the date of grant.

(8)	Represents option to purchase common stock granted under our Incentive Plan, which option vested in full on the date of grant.

Employment Agreements

The Company, through Otto Pvt. Ltd., an indirect, wholly owned subsidiary, is party to employment agreements with each of Dr. Sudhir Srivastava, Anup Kumar Sethi and Dr. Vishwajyoti P. Srivastava. Dr. Sudhir Srivastava’s employment agreement is for a five-year period expiring in September 2026 and provides for an annual base salary of $600,000. Mr. Sethi’s employment agreement is for a five-year (5-year) period expiring in January 2028 and provides for an annual base salary of $175,000. Dr. Vishwajyoti P. Srivastava’s employment agreement is for a five-year period expiring in September 2026 and provides for an annual base salary of $200,000. Each of the employment agreements contain customary confidentiality, assignment of proprietary rights, non-competition and non-solicitation provisions.

The Company is party to an employment agreement with Barry F. Cohen for a three-year (3-year) period expiring in April 2026, which provides for an annual base salary of $180,000. The employment agreement also provides for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains customary confidentiality, assignment of proprietary rights, non-competition and non- solicitation provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2023.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares that have not vested	Market value of shares of stock that have not vested**
Sudhir Srivastava, M.D.	507,355	2,029,421	$5.00	Nov 27, 2028
Anup Kumar Sethi					676,474	5,249,435
Vishwajyoti P. Srivastava	169,118	676,474	$5.00	Nov 27, 2028
Barry F. Cohen	169,118	676,474	$5.00	Nov 27, 2028
	75,000	75,000	$10.00	Dec 1, 2024

*	The volume weighted average exercise price per share for all options awarded is $ 5.14.

**	Based on market price of $7.76 per share on the grant date

The above are options to purchase common stock granted under our Incentive Plan. The options vest in five equal annual instalments commencing upon the date of grant and expire five years from the date of grant.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the year ended December 31, 2023, our last completed fiscal year.

	DIRECTOR COMPENSATION
Name	Fees Earned or paid in Cash ($)	Stock Awards ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D.	600,000			2,425,710	0	0	205,992	3,231,702
Vishwajyoti P. Srivastava, M.D.	200,000			808,570	0	0	9,623	1,018,193
Barry F. Cohen	128,000			808,570	0	0	0	936,570
Dr. Mylswamy Annadurai	0			0	0	0	0	0
Dr. S.P. Somashekhar	0	1,045,969	(1)	0	0	0	0

(1)	Represents the value of a grant of 116,348 restricted shares of our common stock awarded under our Incentive Plan. The grant has fully vested as of December 31, 2023.

(2)	Represents the value of options to purchase common stock granted under our Incentive Plan. The option vests in five equal annual instalments commencing upon the date of grant and expires five years from the date of grant.

Narrative Disclosure to the Director Compensation Table

The Company has not established a formal compensation arrangement for its non-employee directors but anticipates that they will initially be compensated with periodic grant of options under the 2016 Incentive Stock Plan, in the discretion of the board of directors. Non-employee directors are also reimbursed for travel and lodging expenses in connection with their attendance at in-person meetings of the board. When the Company is sufficiently capitalized, the Company may institute payment of cash directors’ fees to its non-employee directors in amounts to be determined at that time.

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan (the “Incentive Stock Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2016 Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Plan to 20,000,000 shares of common stock. Our board of directors and majority shareholders in October 2023 mandated to keep 10% of our issued and outstanding common shares reserved under the 2016 Incentive Stock Plan. As of December 31, 2023, we have granted options to purchase 4,529,828 shares under the 2016 Plan, exercisable at prices ranging from of $1.00 to $10.00 per share and 4,301,167 shares in stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, the beneficial ownership of our common stock by (i) each director and executive officer; (ii) directors and executive officers as a group; (iii) each other five percent (5%) beneficial owner of our common stock.

The percentage ownership information shown in the table is based upon 170,724,381 shares of common stock outstanding as of the date of this Annual Report. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within sixty (60) days of the date of this Annual Report are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person

Names and addresses of beneficial owners	Number of shares of common stock	Percentage of class (%)
Directors and executive officers
Sudhir Srivastava, M.D.(1)	121,449,289	71.1
Anup Sethi(4)	189,118	*
Vishwajyoti P. Srivastava, M.D.(2)	169,118	*
Barry F. Cohen(3)	8,746,072	5.12
Dr. Mylswamy Annadurai	0	-
Dr. S.P. Somashekhar(5)	232,696	*
All directors and executive officers as a group (six persons)(6)	130,786,293	76.6
5% or greater shareholders
Dr. Frederic H. Moll	10,274,293	6.02
4000 E. Denny Blaine Place Seattle, WA 98101

Unless otherwise indicated, the address for all of our directors and executive officers is, care of the Company, 404-405, 3rd Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India.

*	Less than 1%.

(1)	Includes (a) 117,559,713 shares held of record by Sushruta Pvt. Ltd. (“Sushruta”), a Bahamian holding company beneficially owned by Dr. Sudhir Srivastava; (b) 32,000 shares held by Sudhir Srivastava Innovations Pte. Ltd., a Singapore registered company beneficially owned by Dr Sudhir Srivastava; and (c) 507,355 shares issuable upon the exercise of vested stock options granted under our Incentive Plan. (d) 3,350,221 shares issuable upon exercise of vested stock options granted on February 13, 2024, under our Incentive Plan. Sushruta also holds of record all 1,000 issued and outstanding Series A Preferred Shares, which entitle the holder to 51% of the total voting power of the Company.

(2)	Represents 169,118 shares issuable upon the exercise of vested stock options granted under the Incentive Plan.

(3)	Includes 244,188 shares issuable upon the exercise of vested stock options granted under the Incentive Plan.

(4)	Includes 169,118 vested stock awards granted under the Incentive Plan.

(5)	Includes a grant of 116,348 fully vested restricted shares of our common stock awarded under our Incentive Plan.

(6)	Includes the items in footnotes (1) – (5) above.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights		Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,181,226 shares	(1)	$3.692	4,891,213 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	12,181,226	(1)	$0	4,891,213	(1)

(1)

Represents shares of common stock under our Incentive Stock Plan. As of the date of this Annual Report, 12,181,226 shares of common stock (comprised of 7,880,059 stock options and 4,301,167 stock grants) were issued under the Incentive Stock Plan. As of the date of this Annual Report an additional 4,891,213 shares of common stock are available for future issuances under the Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

As of December 31, 2023, and December 31, 2022, there was $1,466,462 and $1,570,833 in net amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	December 31,	December 31,
	2023	2022
Loan payable	1,466,462	1,570,833
Loan payable	$1,466,462	$1,570,833

In addition to the net balances resulting from transactions between various related parties during the normal course of business, the following additional transactions took place as related party transactions:

On April 15, 2023, the Company executed (the Line of Credit Note) with Sushruta pursuant to the Line of Credit Note, Sushruta, agreed, to make multiple advances to the Company, in its discretion, through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20.0 million for working capital purposes. The advances under the Line of Credit Note did not bear interest and were due and payable on or before the Maturity Date. Sushruta had the option to convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 27, 2023, $16,980,000 in advances were outstanding under the Line of Credit Note. On September 27, 2023, Sushruta exercised its option to convert the $16,980,000 in advances that were outstanding under the Line of Credit Note into 22,945,946 shares of our common stock at the conversion price of $0.74 per share.

Effective February 14, 2024, the Company sold $2,450,000 in principal amount of 7% Convertible One-Year Promissory Notes (the “Bridge Notes”) to five investors in a private transaction, one of whom was Sushruta, who subscribed for a $1,000,000 Bridge Note. Interest on the Bridge Notes accrues at the rate of 7% per annum and is payable together with the principal amount on the maturity date, which is one year from issuance. At the option of the noteholder, the Bridge Notes may be converted at any time prior to maturity into shares of our common stock at a conversion price of $4.45 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events.

From time-to-time Dr. Sudhir Srivastava, our Chairman and Chief Executive Officer, made interest-free demand loans to SSI-India in order to help it meet its working capital requirements. The principal balance of such loans was $1,575,834 and $161,600 as of December 31, 2022, and December 31, 2023, respectively.

The Company has sold two surgical robotic systems to Aster Hospitals Group (one to Aster Hospitals Dubai and another to Aster CMI Hospital, Bangalore, India). Dr. SP Somashekhar, a director of the Company, holds the positions of Chairman - Medical Advisory Board, Aster DM Healthcare - GCC & India and Global Director - Aster International Institute of Oncology - GCC & India.

We have granted stock options to certain of our executive officers. See “Item 11. Executive Compensation — Outstanding Equity Awards at Year-End” above for a description of these stock options outstanding as of December 31, 2023.

Other than as described above, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Item 14. Principal Accounting Fees and Services.

BF Borgers CPA PC. (“Borgers”) is our current independent registered public accounting firm and for the years ended December 31, 2023 and December 31, 2022.

Audit Fees

Aggregate audit fees billed by Borgers for the years ended December 31, 2023 were $112,500 and December 31, 2022 was $68,400.

Audit-Related Fees

There were no audit-related fees billed by Borgers for the years ended December 31, 2023 and December 31, 2022.

Tax Fees

There were no tax fees billed by Borgers for the years ended December 31, 2023 and December 31, 2022.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this Annual Report:

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.1(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)+
10.2	Employment Agreement with Dr, Sudhir Srivastava(2)
10.3	Employment Agreement with Dr. Vishwajyoti P. Srivastava(2)+
10.6	Employment Agreement with Anup Sethi(2)+
10.7	Employment Agreement with Barry F. Cohen(3)+
10.8	Promissory Note made in favor of Sushruta Pvt. Ltd.(3)
10.9	Form of Director Appointment Agreement(1)+
10.10	Form of Indemnification Agreement(1)+
14.1	Code of Ethical Conduct(1)
21.1	List of Subsidiaries(4)
31.1	Section 302 Certification by Chief Executive Officer(4)
31.2	Section 302 Certification by Chief Financial Officer(4)
32.1	Section 906 Certification by Chief Executive Officer(4)
32.2	Section 906 Certification by Chief Financial Officer(4)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2023 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 and incorporated herein by reference.

(4)	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: March 22, 2024	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 22, 2024	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 22, 2024	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 22, 2024	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 22, 2024	By:	/s/ Vishwajyoti P. Srivastava
Vishwajyoti P. Srivastava, M.D., President, Chief Operating Officer – South Asia and Director

Dated: March 22, 2024	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Operating Officer – Americas and Director

Dated: March 22, 2024	By:	/s/ Mylswamy Annadurai
Dr. Mylswamy Annadurai, Director

Dated: March 22, 2024	By:	/s/ S.P. Somashekhar
Dr. S.P. Somashekhar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SS Innovations International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SS Innovations International, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

March 22, 2024

SS INNOVATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,022,276	$1,504,049
Restricted cash	5,010,725	$63,492
Accounts receivable, net of allowances	1,647,274	592,313
Notes Receivables - Acquisition	-	3,000,000
Inventory	6,327,256	855,777
Prepaids and other current assets	3,375,168	700,920
Total Current Assets	18,382,700	6,716,551

Non-Current Assets:
Property, plant, and equipment, net	790,164	388,820
Right of use asset	2,199,418	-
Long Term Receivable	2,640,341	-
Loans & Advances (Related Party)	1,466,462	1,570,833
Total Non-Current Assets	7,096,386	1,959,653
Total Assets	$25,479,086	$8,676,204

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank Overdraft Facility	$6,018,926	$3,123,046
Notes payable - related party	$-	$7,000,000
Current maturities of long-term debt, bank	-	120,880
Right of use liability, current portion	$288,988
Accounts payable	900,903	618,852
Deferred tax liability	20,482	20,597
Other accrued liabilities	2,041,372	253,377
Total Current Liabilities	9,270,670	11,136,752

Right of use liability, non current portion	$1,910,432	-
	1,910,432	-

Total Liabilities	11,181,102	11,136,752

Commitments and contingencies

Stockholders’ (deficit) equity :
Common stock, 250,000,000 shares authorized, $0.0001 par value,170,711,881 shares and 53,887,738 shares issued and outstanding as of December 31, 2023, and December 31,2022 respectively	17,071	5,389
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5000 shares and nil shares issued and outstanding as of December 31, 2023 and December 31, 2022	1
Translation adjustment	(329,100)	15,521
Additional Paid in Capital	49,039,341	11,005,895
Accumulated other comprehensive income (loss)	899,917	899,917
Accumulated deficit	(35,329,246)	(14,387,269)
Total stockholders’ (deficit) equity	14,297,984	(2,460,547)
Total liabilities and stockholders’ (deficit) equity	$25,479,086	$8,676,204

The accompanying notes are an integral part of these financial statements.

SS INNOVATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	2023	2022
REVENUES
System Sales	$5,692,721	1,438,969
Warranty Sales	186,989	19,346
Cost of revenue	(5,166,263)	(968,721)
GROSS (LOSS) PROFIT	713,447	489,594

OPERATING EXPENSES:
Research & Development	576,168	83,282
Stock Compensation Expense	13,425,319	1,135,468
Salaries & Payroll Expenses	2,215,620	1,698,283
Selling, general and administrative	5,164,713	3,251,794
TOTAL OPERATING EXPESNES	21,381,820	6,168,827
Loss from operations	(20,668,373)	(5,679,233)

OTHER INCOME (EXPENSE):
Interest Expenses	(523,356)	(161,999)
Origination Fees	120,000
Interest and other income, net	129,758	239,728
TOTAL OTHER (EXPENSE) INCOME	(273,599)	77,729

NET LOSS	(20,941,972)	(5,601,504)
Net loss attributable to SS Innovations International Inc.	$(20,941,972)	$(5,601,504)

Net loss per share - basic and diluted	(0.16)	(0.14)
Weighted average	128,445,575	40,878,824

	2023	2022

NET LOSS	(20,941,972)	(5,601,504)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(344,621)	15,521
COMPREHENSIVE LOSS	(21,286,593)	(5,585,983)

The accompanying notes are an integral part of these financial statements.

SS INNOVATIONS INTERNATIONAL INC.

STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(20,941,972)	$(5,601,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,624	128,901
Interest	138,541	-
Non cash expense	600,000	-
Stock compensation expense	13,430,704	865,468
Prepaid expenses and other assets	(9,200,688)	(1,054,302)
Accounts payable and accrued expenses	2,238,034	106,093
Net cash used in operating activities	(13,572,758)	(5,555,345)
Cash flows from investing activities:
Notes Receivables - Acquisition	3,000,000	(3,000,000)
Long Term Receivable	(2,640,341)	-
Loans & Advances (Related Party)	104,371	-
Purchase of property and equipment	(2,763,385)	(220,324)
Sale of Fixed Assets	-	484,510
Net cash used in investing activities	(2,299,356)	(2,735,814)
Cash flows from financing activities:
Repayment of Promissory note	-	(145,000)
Proceeds from 7% convertible Promissory note	-	4,000,000
Proceeds of Bank Overdraft Facility	(2,051,353)	2,583,798
Proceeds from securities offering	808,244	1,500,431
Treasury stock	-	26,000
Repayment of warrants	(12,360)	-
Proceeds from Notes Converted	22,980,000	-
Proceeds from Options Excercised	100,000	-
Repayments of Notes payable	(7,000,000)	-
Proceeds from Notes payable	-	3,000,000
Repayments of Loan (Related Party)	-	(1,670,834)
Right of use liability,non current portion	1,910,432
Net cash provided by financing activities	16,734,963	9,294,395
Net change in cash	862,849	1,003,236
Effect of exchange rate on cash	(344,621)	69,189
Cash at beginning of year	1,504,049	431,624
Cash at end of year	$2,022,277	$1,504,049

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

SS INNOVATIONS INTERNATIONAL INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEAR ENDED December 31,2023

(Audited)

	Preferred Stock		Common Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Capital	Deficit	Reserve	income (loss)	Equity

BALANCE AT DECEMBER 31, 2021			37,849,405	$3,785			4,265,295	$458,519	$8,183,082		$(8,811,765)			$(166,380)

Stock based compensation expense									$679,610					$679,610
Stock issued for services			240,270	$24			$(718,212)	$(125,599)	$72,057					$(53,518)
Security offerings											$26,000			26,000
Common stock issued			15,798,063	$1,580			$(3,547,082)	$(332,919)	$2,071,146					1,739,807
Capital Reserve												$899,917		899,917
Accumulated other comprehensive. income (loss)													$15,521	15,521
Net loss											$(5,601,504)			$(5,601,504)

BALANCE AT DECEMBER 31, 2022	-		53,887,738	$5,389	-	$-	-	-	$11,005,895	$-	$(14,387,269)	$899,917	$15,521	$(2,460,547)

Recapitalization	$-	$-	$(53,887,738)	$(5,389)	5,388,774	$539			$(11,005,895)	$11,011,786				1,041
Conversion of Notes Payable to equity					30,655,817	$3,066				$23,115,475				23,118,541
Stock issued for services										$1,597,693				1,597,693
Security offerings										$432,672				432,672
Recapitalization					131,917,051	$13,191				$(13,191)				-
Common Stock Issued	5,000	$0			1,155,560	$115								115
Stock issued for services					744,423	$74		$690,927		$6,166,021				6,857,024
Common (warrants exercised)					90,514	$9	12,500	$50,000		$362,047				412,056
Common (options exercised)					50,000	$5				$49,995				50,000
Stock Grants					718,555	$72				$5,575,915				5,575,987
Share Cancellation - Sivani					(10,000)	$(1)				$1				-
Stock Compensation														-
Accumulated other comprehensive. income (loss)													$(344,621)	(344,621)
Net loss											$(20,941,972)			$(20,941,972)

BALANCE AT DECEMBER 31, 2023	5,000	$0	-	$-	170,710,694	17,070	12,500	$740,927	$-	$48,298,413	$(35,329,241)	$899,917	$(329,100)	14,297,984

The accompanying notes are an integral part of these financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – FINANCIAL STATEMENTS

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc.

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information, share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company completed its first full year of commercial operations and is still in the process of scaling its operations, financial planning, raising capital, and research into new products which may become part of the Company’s future product portfolio. In the opinion of the Company’s management, the accompanying audited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2023, and the results of operations and cash flows for the periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company has a working capital surplus of $ 9,112,029 and an accumulated deficit of $35,329,246 as of December 31, 2023. The Company also had a net loss of $20,941,972 for the year ended December 31, 2023 which was mainly on account of non-cash items like Stock Compensation expense of $13,425,319 and Depreciation of $162,623. The net loss for the year ended December 31, 2023 was also higher as revenue to the extent of $1,668,146 stands transferred to unrealized deferred revenue on account of application of ASC606.

The Company launched the commercial sale of its “SSi Mantra” surgical robotic system in India in the last quarter of 2022, which has been well received by hospitals and healthcare institutions there and in the year ended December 31, 2023, the Company recorded its first export sale to Dubai, UAE. As of December 31, 2023, the Company has sold fifteen surgical robotic systems overall and is now generating regular revenues as additional purchase orders are also being received. In addition to these fifteen surgical robotic systems sold, Company has also installed four systems for evaluation purposes at four hospitals belonging to large hospital groups in India for a predefined number of procedures post which the Company expects to receive regular purchase orders for its surgical robotic system from these hospital groups. In addition to this, we also installed three systems on a pay-per-use basis. These systems were installed in December 2023 and accordingly had not generated any revenues as of December 31, 2023. During the year ended December 31, 2023, we also installed one system at the Johns Hopkins Hospital, in Baltimore, Maryland at no cost, for the purposes of conducting medical education training programs with human cadavers and/or animal anatomical tissue specimens. As such, at the end of December 2023, we had twenty-three installed systems of which twenty were installed during the year ended December 31, 2023.

The Company has been able to augment its financial resources to further supplement its operations. On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20 million for working capital purposes and the advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL, at its option, could also convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023, SPL had advanced a total of $16,980,000 under the Line of Credit Note upon SPL exercising its option to convert, the outstanding balance of $16,980,00 of the Line of Credit Note was converted in full into 22,945,946 shares of our common stock at a conversion price of $0.74 per share.

This conversion of funds advanced under the Line of Credit Note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of December 31, 2023, the Company had stockholders’ equity of $14.3 million and a working capital surplus of $9.11 million as compared to stockholders’ deficit of $2,460,547 and a working capital deficit of $4,420,201 as of December 31, 2022.

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

MERGER ACCOUNTING

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation, the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

The CardioVentures Merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles (“GAAP”). For financial reporting purposes, SS Innovations International Inc. was the acquirer and AVRA was the acquired company. Consequently, the assets and liabilities and operations reflected in the historical financial statements prior to the CardioVentures Merger are consolidated assets and liabilities of AVRA and SS Innovations International Inc. and have been recorded at historical cost basis. The financial statements after completion of the CardioVentures Merger include the assets and liabilities of AVRA and SS Innovations International Inc.

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

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2023, and December 31, 2022 amounted to $NIL and $NIL respectively.

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

The relevant translation rates are as follows: for the Year ended December 30, 2023, closing rate at 83.19 USD/INR, average rate at 82.96 USD/INR.

Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic systems, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of December 31, 2023, the Company valued the inventory at $6,327,256.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately $6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation Bahamas up to B$50,000 (equivalent to $50,000) per account. As of December 31,2023, the Company had $1,683,141 of deposits in excess of overall insurance coverage limits.

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

System Sales:

The Company recognizes revenue at the time when the equipment is dispatched to the customer.

Instrument Sales:

We also sell instruments for use by surgeons in conjunction with the use of our surgical robotic systems. These instruments are consumable items for our hospital customers, and we recognize the revenues from the sale of instruments as and when the instruments are dispatched to the customer.

Warranty and Annual Maintenance Contract Sales:

By application of ASC 606, a portion of the equipment sales value which is attributable towards the component of annual maintenance contracts is shown separately as Warranty sales. Once the warranty periods are over, the actual maintenance contracts kick in and actual income from maintenance contracts is recognized.

Unrealized Deferred Revenue:

Revenues attributable to warranty sales are recognized over the period to which such sales relate. During the year ended December 31, 2023, we sold twelve surgical robotic systems and the revenues attributable to warranty sales is deferred for recognition over the period to which it relates. Due to application of ASC606, as of December 31, 2023, a total of $1,668,146 of System Sales revenue stands transferred to unrealized deferred revenue and due to this adjustment, revenues for the year ended December 31,2023 is reflected less and the net loss for the year ended December 31, 2023, is reflected more to the extent of this unrealized deferred revenue.

Property Plant & Equipment

Property Plant & Equipment is recorded at cost and depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Office furniture and fixtures	4
Plant and equipment	4-8
Motor vehicles	3

Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and current expectation that the asset will more than likely not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain circumstances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock Compensation Expense

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505, “Equity.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	December 31,	December 31,
	2023	2022
Land & Building
Machinery and equipment	$311,703	$49,331
Furniture and Fittings	177,417	89,044
Computer and office equipment	287,518	253,723
Motor Vehicle	184,694	202,742
R & D Equipments	39,950	120,480
Website	36,122	36,122
Server & Networking	21,999	8,761
Leasehold improvements	154,194	-
Property and equipment at cost	1,213,596	760,204
Less - accumulated depreciation	(423,432)	(371,384)
Property and equipment, net	$790,164	$388,820

Depreciation expenses for the Year ended December 31, 2023, and 2022 amounted to $162,623 and $128,901 respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the Year ended December 31, 2023, and December 31, 2022:

	December 31,	December 31,
	2023	2022
Accounts receivable, net of allowances	$1,647,274	$592,313
Long Term Receivable	2,640,341	-
Accounts receivable, net	$4,287,615	$592,313

The Company performed an analysis of the trade receivables related to SSI-India and determined, based on the deferred payment terms of the contracts, that a $2,640,341 may not be due and collectible in the next one year and thus the Company classified these receivables as long-term Receivable.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the Year ended December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Accounts Payable	$900,903	$618,852
Other accrued liabilities	2,041,372	253,377
Total accounts payable and accrued expenses	$2,942,275	$872,229

Accounts payable at $900,903 as of December 31, 2023, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities as of December 31, 2023, mainly include $1,668,146 on account of unrealized deferred revenue as a result of application of ASC606.

NOTE 6 - NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $ 20 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023 $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to SPL at the conversion price of $0.74 per share and as of December 31, 2023, there were no further advances convertible under the Line of Credit Note.

NOTE 7 – BANK OVERDRAFT

Bank Overdraft consisted of the Year ended December 31, 2023, and December 31, 2022.

	Period Ended
	December 31,	December 31,
	2023	2022
HDFC Bank Limited OD AC 50200060619790	$(4,756,389)	$(2,762,962)
HDFC Bank Ltd 50200072074161	$(1,262,537)	$(360,084)
Loan payable, current	$(6,018,926)	$(3,123,046)

The HDFC Bank Overdraft (“OD”) against fixed deposits (“FD(s)”) of $4,756,389 is secured by fixed deposits of $4,960,362 provided by the Company. During the Year ended December 31, 2023, the Company replaced the fixed deposits earlier provided by Dr. Sudhir Srivastava as security for this facility, by the fixed deposits out of its own funds, thereby improving the net working capital position of the Company. The HDFC Bank WCOD is secured by all the current assets of the Company. Both HDFC Bank OD against FDs as well as HDFC Bank WCOD facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava.

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

In addition to the foregoing, following Closing, the Company issued 14,029,170 post-Merger shares of SSII common stock to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Pursuant to his investment agreement with the Company, dated April 7, 2023, which included his $3,000,000 investment, and which was described in and included as an Exhibit to the Company’s Report on Form 8-K, dated April 14, 2023, Dr. Moll received 7% of SSII’s post-merger issued and outstanding common stock on a fully diluted basis or an aggregate of 10,149,232 SSII Shares.

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

During the Year ended December 31, 2023, $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to Sushruta Pvt Ltd at the conversion price of $0.74 per share.

During the Year ended December 31, 2023, the Company converted warrants and issued 90,514 shares of our common stock to two accredited investors at $4.00 per share receiving $362,056 in total proceeds.

During the Year ended December 31, 2023, Farhan Taghizadeh exercised options and received 50,000 shares of common stock at a price of $1.00 per share.

During the year ended on December 31, 2023, the Company issued 3,000 shares of common stock to Henry Gewanter in exchange for advisory services to be rendered over a 12-month period. The total fair value of such services is $24,450. The value of services is calculated at fair market value of shares as on date of contract.

During the Year ended on December 31, 2023, the Company issued 50,000 shares of common stock to PCG Advisory, for investor and digital marketing services. The total value of such services is $100,000.

During the Year ended on December 31, 2023, the Company issued 75,000 shares of common stock to a firm that conducted online investment seminars in which the Company participated.

. Total value of services is $500,000.

During the year ended on December 31, 2023, the Company issued 116,348 shares of common stock to Somashekhar S P in exchange for advisory services to be rendered over a five-year period. Total fair value of such services is $1,045,968. The value of services is calculated at fair market value of shares as on date of contract.

During the year ended on December 31, 2023, the Company issued 477,084 shares of common stock to Dr. Sudhir Kumar Rawal (RSS & Co Ltd) in exchange for his advisory services to be rendered over a five-year period. The total fair value of such services is $4,288,985. The value of services is calculated at fair market value of shares as on date of contract.

During the year ended on December 31, 2023, the Company issued 13,816 shares of common stock to Dr. Van Praet Frank in terms of his contract for advisory services to be rendered over a five-year period. The total fair value of services is $124,207. The value of services is calculated at fair market value of shares as on date of contract.

During the year ended on December 31, 2023, the Company issued 1,860 shares of common stock to Dr. Amitabh Singh in terms of his contract for advisory services to be rendered over a five-year period. The total fair value of services is $16,721. The value of services is calculated at fair market value of shares as on date of contract.

During the year ended on December 31, 2023, the Company issued 1,480 shares of common stock to Dr. Ashish Khanna under the terms of his contract for advisory services to be rendered over a five-year period. The total fair value of services is $13,305. The value of services is calculated at fair market value of shares as on date of contract.

During the year ended on December 31, 2023, the Company issued 5,835 shares of common stock to Dr. Vivek Bindal under the terms of his contract for advisory services to be rendered over a five-year period. The total fair value of services is $52,456. The value of services is calculated at fair market value of shares as on date of contract.

On November 27, 2023, the Company issued 169,118 shares of common stock to Chief Financial Officer, Anup Kumar Sethi, which is 20% of a total grant of 845,592 shares awarded to him pursuant to the Company’s 2016 Incentive Stock Plan. The balance of 80% vests in four equal annual instalments subject to his remaining employed by the Company or its subsidiaries.

On November 27, 2023, the Company issued 549,437 shares of common stock to ninety employees of the Company’s subsidiaries, which is 20% of a total grant of 2,747,187 shares awarded to such employees pursuant to the Company’s 2016 Incentive Stock Plan. The balance of 80% vests in four equal annual instalments subject to such employees remaining employed by the Company or its subsidiaries.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 10 – COMMITMENTS

Employment Agreements

The Company, through Otto Pvt. Ltd., a wholly owned subsidiary, is party to employment agreements with each of Dr. Sudhir Srivastava, Anup Kumar Sethi and Dr. Vishwajyoti P. Srivastava. Dr. Sudhir Srivastava’s employment agreement is for a five-year period expiring in September 2026 and provides for an annual base salary of $600,000. Mr. Sethi’s employment agreement is for a five-year (5-year) period expiring in January 2028 and provides for an annual base salary of $175,000. Dr. Vishwajyoti P. Srivastava’s employment agreement is for a five-year period expiring in September 2026 and provides for an annual base salary of $200,000. Each of the employment agreements contain customary confidentiality, assignment of proprietary rights, non-competition and non-solicitation provisions.

Through December 2022, the Company was party to an employment agreement with Barry F. Cohen, its then Chairman and Chief Executive Officer, which had a term expiring on June 30, 2024 and provided for a base salary of $15,000 per month. The employment agreement also provided for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contained confidentiality and non-competition provisions. In December 2022, in contemplation of completion of the CardioVentures Merger, the board cancelled the employment agreement with Mr. Cohen and in return paid him the balance of payments due per such agreement through the end of its term.

Upon completion of the CardioVentures Merger on April 14, 2023, the Company entered into a new employment agreement for a three-year (3-year) period expiring in April 2026, which provides for an annual base salary of $180,000. The employment agreement also provides for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains customary confidentiality, assignment of proprietary rights, non-competition and non- solicitation provisions.

Each of the employment agreements contain customary confidentiality, assignment of proprietary rights, non-competition, and non-solicitation provisions.

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

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $16,528 plus applicable taxes. This lease expires in March 2030. Effective June 1, 2023, the SSI-India subsidiary signed another lease agreement to occupy an additional space of 21,600 sq ft on the ground floor of the same building where its current facility is located, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $12,033 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2023, and December 31, 2022, there was $1,466,462 and $1,570,833 in amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	Year Ended
	December 31,	December 31,
	2023	2022
Loan payable	1,466,463	1,570,833
Loan payable	$1,466,463	1,570,833

The Loans payable by related parties balance is across the Company and its subsidiaries in the normal course of business. All such loans are non-interest bearing and are repayable on demand.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $ 20 million for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023 $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to SPL at the conversion price of $0.74 per share and as of December 31, 2023, there were no further advances convertible under the Line of Credit Note.

NOTE 12 – SUBSEQUENT EVENTS

1.	Filing of Registration Statement (Form S-1) with the Securities Exchange Commission:

On February 14, 2024, we filed a preliminary prospectus/registration statement (Form S-1) with the Securities Exchange Commission.

2.	On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

3.	In the month of February 2024, through February 14, 2024, the Company raised $2.45 million through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.