Form 10-Q
period 2024-03-31
SS Innovations International, Inc.
filed 2024-05-15
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

+91 73375 53469

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

There were 170,739,381 shares of common stock, $0.0001 par value of the registrant issued and outstanding as of May 14, 2024.

When used in this report, unless otherwise indicated, the terms “SSi,” “the Company,” “we,” “us” and “our” refer to SS Innovations International, Inc.

EXPLANATORY NOTE

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) entered an order barring BF Borgers CPA PC (“Borgers”), the Company’s independent registered public accounting firm, from appearing or practicing before the SEC as an accountant. As a result, Borgers could no longer act as the Company’s independent registered public accounting firm and effective May 13, 2024, the Company dismissed Borgers as its independent registered public accounting firm. The Company is currently in discussions with several firms with respect to their engagement as our new independent registered public accounting firm. However, as SSi has not completed that process, it is filing this Quarterly Report on Form 10-Q (this “Report”) without the required auditor review. The Company will amend this Report as soon as practicable following engagement of a new independent registered public accounting firm and completion of the required auditor review.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements made in this Report are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this report and under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$948,152	$2,022,276
Restricted cash	5,954,970	5,010,725
Accounts receivable, net of allowances	4,226,144	1,647,274
Inventory	6,162,235	6,327,256
Prepaids and other current assets	2,495,457	3,375,169
Total Current Assets	19,786,958	18,382,700

Non-Current Assets:

Property, plant, and equipment, net	2,061,596	790,164
Right of use asset	2,127,769	2,199,418
Long Term Receivable	5,659,347	2,640,342
Loans & Advances (Related Party)	1,409,555	1,466,462
Total Non-Current Assets	11,258,267	7,096,386
Total Assets	$31,045,225	$25,479,086

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank Overdraft Facility	$6,207,185	6,018,926
Notes Payable	2,450,000	-
Right of use liability, current portion	281,380	288,988
Accounts payable	1,446,218	900,903
Deferred tax liability	6,582	20,482
Other accrued liabilities	5,271,874	2,041,372
Total Current Liabilities	15,663,238	9,270,670

NON-CURRENT LIABILITIES:
Right of use liability, non current portion	1,846,389	1,910,432
TOTAL NON-CURRENT LIABILITIES	1,846,389	1,910,432
TOTAL LIABILITIES	$17,509,627	$11,181,102

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, 250,000,000 shares authorized, $0.0001 par value,170,739,381 shares and 170,711,881 shares issued and outstanding as of March 31, 2024, and December 31,2023 respectively	17,073	17,071
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5000 shares and nil shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Translation adjustment	(331,489)	(329,100)
Additional Paid in Capital	51,077,789	49,039,341
Accumulated other comprehensive income (loss)	899,917	899,917
Accumulated deficit	(38,127,694)	(35,329,246)
Total stockholders’ (deficit) equity	13,535,597	14,297,984
Total liabilities and stockholders’ (deficit) equity	$31,045,224	$25,479,086

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,	March 31,
	2024	2023
REVENUES
System Sales	$6,474,832	$1,491,310
Warranty Sales	376,226	20,069
Cost of revenue	(3,873,339)	(1,000,204)
GROSS (LOSS) PROFIT	2,977,720	511,175

OPERATING EXPENSES:
Research & Development	396,050	1,955
Stock Compensation Expense	1,937,202	1,592,309
Salaries & Payroll Expenses	674,436	357,674
Selling, general and administrative	2,611,019	1,490,414
Depreciation	77,189	31,675
TOTAL OPERATING EXPESNES	5,695,897	3,474,027

OPERATING LOSS	(2,718,177)	(2,962,852)

OTHER INCOME (EXPENSE):
Interest Expense	(183,212)	-
Interest and other income, net	102,941	29,510
TOTAL OTHER (EXPENSE) INCOME	(80,271)	29,510

NET LOSS	(2,798,448)	(2,992,362)
Net loss attributable to SS Innovations International, Inc.	$(2,798,448)	(2,992,362)

Net loss per share - basic and diluted	(0.02)	(0.05)
Weighted average common shares outstanding - basic and diluted	170,738,204	61,710,861

NET LOSS	(2,798,448)	(2,992,362)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(2,389)	-
Weighted average common shares outstanding - basic and diluted	(2,800,837)	(2,992,362)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Translation	Accumulated other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	Income (loss)	Equity
BALANCE AT DECEMBER 31, 2023	5,000	$-	170,710,694	17,070	12,500	740,927	$48,298,413	(35,329,241)	899,917	$(329,100)	$14,297,984

Stock based compensation expense	-	-	-	-	-	1,937,202	-	-	-	-	1,937,202
Common Stock issued	-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services	-	-	15,000	1	-	-	101,248	-	-	-	101,249
Translation Adjustment	-	-	-	-	-	-	-	-	-	(2,389)	(2,389)
Treasury Stock	-	-	-	-	-	-	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-
Net loss			-	-	-	-	-	(2,798,448)	-	-	(2,798,448)

BALANCE AT MARCH 31, 2024	5,000	$-	170,738,194	17,072	-	$2,628,129	$48,449,660	(38,127,689)	899,917	$(331,489)	13,535,597
BALANCE AT DECEMBER 31, 2022	-	-	53,887,738	5,389	-	-	11,005,895	(14,387,269)	899,917	$15521	(2,460,547)

Stock issued for services	-	-	-	-	-	-	432,672	-	-	-	432,672
Stock based compensation expense	-	-	-	-	-	-	1,597,693	-	-	-	1,597,693
Common stock issued	-	-	11,555,599	1,156	-	-	-	-	-	-	1,156
Translation adjustment	-	-	-	-	-	-	-	-	-	-	-
Accumulated other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,992,362)	-	-	(2,992,362)

BALANCE AT MARCH 31, 2023	-	-	65,443,337	6545	-	-	13,036,260	(17,379,631)	899,917	$15521	(3,421,388)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC. F/K/A AVRA MEDICAL ROBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2023	2022

CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(2,798,448)	$(2,992,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$45,725	$2,279
Translation Difference	$(2,389)	$-
Stock compensation expense	$1,937,201	$1,597,693
Prepaid expenses and other assets	$(1,534,137)	$-
Accounts payable and accrued expenses	$3,697,874	$1,218,838
Right of use liability, current portion	$(7,608)	$-
Net Cash Used in Operating Activities	$1,338,218	$(173,553)

INVESTING ACTIVITIES:
Notes Receivables - Acquisition	$-	$(2,000,000)
Long Term Receivable	$(3,019,005)	$-
Long Term Receivable (Related Party)	$56,907	$-
Purchase of property and equipment	$(1,317,157)	$-
Right of use asset	$71,649	$-
Net Cash Used in Investing Activities	$(4,207,606)	$(2,000,000)

FINANCING ACTIVITIES:
Proceeds from Demand Notes Payable (Bank Overdraft)	$188,259	$-
Proceeds from Notes payable	$2,450,000	$-
Proceeds from securities offering	$101,249	$446,188
Repayment of warrants	$-	$(12,360)
Proceeds from 7% convertible promissory note	$-	$1,000,000
Net Cash Provided by Financing Activities	$2,739,507	$1,433,828

Net change in cash	$(129,881)	$(739,724)
Cash at beginning of year	$7,033,001	$1,351,364
CASH AND CASH EQUIVALENTS - END OF YEAR	$6,903,120	$611,640

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

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s significant accounting policies for the quarterly period ended March 31, 2024

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital surplus of US$ 4,123,720 and an accumulated deficit of $ 38,127,694 as of March 31, 2024. The Company incurred a net loss of $2,798,448 for the three months ended March 31,2024.

The Company launched the commercial sale of its “SSI Mantra” surgical robotic system in India in the last quarter of 2022 and sold three systems in 2022. During the year ended 2023, the Company sold 12 more surgical robotic systems which included its first export sale to Dubai, UAE. During 2023, the Company has also installed its surgical robotic system in Johns Hopkins hospital under an agreement for conducting medical education training programs with human cadavers and/or animal anatomical tissue specimens.

During the three months period ended March 31, 2023, the Company further sold 8 systems and installed one system at a robotic training institute in India on revenue share basis. As of March 31, 2024, the Company has sold overall 23 surgical robotic systems and is now generating regular revenues as additional purchase orders are also being received. In addition to these 23 surgical robotic systems sold, Company has also installed five systems on pay per use/revenue share basis in four hospitals and one robotic training institute in India. The Company has also installed 3 systems in three hospitals belonging to large hospital chains in India for clinical evaluation for a predefined number of procedures/period of time post which the Company expects to receive regular purchase order for its surgical robotic system from these hospitals. One system continues to be at Johns Hopkins hospital under an agreement for conducting medical education training programs with human cadaver and/or animal anatomical tissue specimens. As such, the Company had a total systems base of 32 systems at the end first quarter of 2024.

The Company has been able to augment its financial resources to further supplement its operations and in this regard in Feb 2024, the Company collectively raised US$2.45 Million through issuances of 7% One-year Convertible Promissory Notes (CPNs) to five investors including US$1.0 Million from Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder.

The principal amount of these CPNs along with accrued interest @ 7% p.a. thereon would be repayable one year from the date of their respective issuances. The CPN holders also have the option to convert these CPNs into common shares of the Company at US$4.45 per share any time prior to their respective maturity dates.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended March 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangement and in such cases, the amounts due and recoverable beyond one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2024, and December 31, 2023, amounted to $NIL and $NIL respectively.

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

The relevant translation rates are as follows: for the three months ended March 31, 2024, closing rate at 83.35 US$: INR, average rate at 83.31 US$: INR.

Inventory

The Company’s inventory consists of (a) finished goods in the form of fully assembled and tested surgical robotic systems in stock in Company’s finished goods store or at hospital locations under clinical evaluation and (b) fully assembled and tested instruments and accessories (b) semi-finished goods in the form of instruments and various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and (c) raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are in raw material stores, not yet issued for assembly/manufacturing. The inventory is valued at the lower of cost (first-in, first-out basis) or estimated net realizable value. As of March 31, 2024, the Company valued the inventory at $6,162,235.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately US$ 6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation of Bahamas insures deposits up to US$50,000 per account. As at March 31, 2024, deposits of $609,076 were in excess of overall insurance coverage limits.

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

Unrealized Deferred Revenue:

The revenues attributable to the warranty is recognized over the period to which it relates. In three months’ period ended March 31, 2024, we have sold eight surgical robotic systems and the revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates. Due to application of ASC606, as of March 31, 2024, the sum of US$ 3,560,077 stands transferred to unrealized deferred revenue and due to this adjustment, the revenues and profitability for three-month period ended March 31, 2024, is reflected less to the extent of $1,891,931.

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

Recent Accounting Pronouncements

Compensation—Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company on January 1, 2018, and was applied on a prospective basis, as required. The adoption of this standard did not have an impact on the financial statements or the related disclosures.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	Period Ended
	March 31,	December 31,
	2024	2023
Land & Building	-	-
Machinery and equipment	$344,033	$311,703
Furniture and Fittings	$194,814	$177,417
Computer and office equipment	$1,479,970	$287,518
Motor Vehicle	$184,347	$184,694
R & D Equipment’s	$41,144	$39,950
Website	$36,122	$36,122
Server & Networking	$25,742	$21,999
Leasehold improvements	$217,843	154,194
Property and equipment at cost	2,524,014	1,213,596
Less - accumulated depreciation	(462,418)	(423,432)
Property and equipment, net	$2,061,596	$790,164

Depreciation expenses for the three months ended March 31, 2024, and 2023 amounted to $77,189 and $31,675 respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	Quarter Ended
	March 31,	December 31,
Accounts Receivable	2024	2023
Accounts receivable	$4,226,144	$1,647,274
Less: Allowance for doubtful accounts
Accounts receivable, net	$4,226,144	$1,647,274

Long Term Receivables	$5,659,347	2,640,342
	$9,885,492	4,287,616

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $ 5,659,347 may not be due and collectible in next one year and thus company classified these receivables as long-term Receivable.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	Quarter Ended
	March 31,	December 31,
	2024	2023
Accounts payable	1,446,218	$900,903
Other accrued liabilities	5,271,874	2,041,372
Total accounts payable and accrued expenses	$6,718,091	$2,942,275

NOTE 6 - NOTES PAYABLE

In the month of February 2024, through February 2024, the Company raised $2.45 million through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

NOTE 7 – BANK OVERDRAFT

Bank Overdraft consisted of the following as of March 31, 2024, and December 31, 2023.

	Quarter Ended
	March 31,	December 31,
	2024	2023
HDFC Bank Limited OD against FDs	$4,949,225	$4,756,389
HDFC Bank Ltd WCOD	$1,257,960	$1,262,537

Bank Overdraft	$6,207,185	$6,018,926

The HDFC Bank OD against FDs of US$4,949,225 is secured by Fixed Deposits of US$ 5,553,119 provided by the Company. The HDFC Bank WCOD is secured by all the current assets of the Company. Both HDFC Bank OD against FDs as well as HDFC Bank WCOD facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava.

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

Concurrent with consummation of the Merger, Dr. Sudhir Srivastava, through his holding company, assigned patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products (the “SSII Intellectual Property”) to a wholly owned subsidiary of SSII

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.0001 par value per share plus 5,000,000 shares of preferred stock, par value $0.0001.

On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under the Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

On March 1, 2024, the Company issued 15,000 shares of common stock to PCG Advisory Inc. in terms of their contract for advisory services to be rendered for a period of eight months commencing on March 1, 2024, and terminating on October 31, 2024.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

As of March 31, 2024, and December 31, 2023, there was $1,409,555 and $1,466,463 in amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	Quarter Ended
	March 31,	December 31,
	2024	2023
Loan payable	1,409,555	1,466,463
Loan payable	$1,409,555	1,466,463

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

NOTE 12 – SUBSEQUENT EVENTS

In April 2024, the Company has raised US$2.00 Million from Sushruta Pvt Ltd. by issuance of two One-Year 7% Promissory Notes of US$ 1.00 Million each, to meet certain working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a commercial-stage surgical robotics company focused on transforming patient lives by democratizing access to advanced surgical robotics technologies.

We design, manufacture and market an advanced, next-generation and affordable surgical robotic system called the SSi Mantra.

While surgical robotic systems have gained acceptance globally in the past two decades for providing greater efficiency, better clinical outcomes and reducing healthcare costs, access to such systems remains largely limited to developed countries such as the United States, the European Union and Japan.

With the SSi Mantra, we are breaking down barriers and accelerating access to surgical robotics technologies in underserved regions of the world.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSi Mantra” robotic surgical system in India. As of March 31, 2024, we have sold 23 systems and in addition to these sold systems, we have also installed 5 systems on pay-per-use/revenue share basis, three systems are installed in three prominent hospitals in India for clinical evaluation and one system is installed at Johns Hopkins hospital for research and training purposes. As of March 31, 2024, we have a network of 32 systems within India and overseas. More than 1000 procedures of various types involving varying degrees of complexities have been performed on the systems installed in India.

The following table provides selected balance sheet data for our Company as of March 31, 2024, (unaudited) and December 31, 2023:

	As of	As of
	March 31,	December 31,
Balance Sheet Data	2024	2023

Cash	$6,903,121	$7,033,001
Total Assets	$31,045,225	$25,479,086
Total Liabilities	$17,509,627	$11,181,102
Total Stockholders’ Equity	$13,535,597	$14,297,984

The Company has been consistently making efforts to raise debt and equity capital to meet the demands of further scaling up its growing operations. To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could face slower revenue growth and we may be faced with having to slow down our expansion plans.

Three months ended March 31, 2024, 2023, as compared to three months ended March 31, 2023

Revenues. We had revenues of $6,851,058 for the three months ended March 31, 2024, compared to $ 1,511,379 for the three months ended March 31, 2023. The company sold 8 surgical robotic systems during the three months ended March 31, 2024, and in addition to the sale of these eight systems, the Company also installed a robotic system at a minimal access surgery training institute in India on revenue share basis.

Salary and Payroll Expense. We had salary and payroll expenses of $674,436 during the three months ended March 31, 2024, as compared to $357,674 for the three months ended March 31, 2023. This 89% y-o-y increase is mainly due to increase in manpower strength at our India manufacturing facility from 128 at the end of March 2023 to 237 at the end of March 2024.

Stock Compensation Expense. We had stock compensation expense of $1,937,202 for the three months period ended March 31, 2024, as against $1,592,309 for the three months ended March 31, 2023. This includes stock-based compensation expenses related to the Company’s 2016 Stock Incentive Plan.

Selling, General and Administrative Expenses. We incurred $2,611,019 and $1,490,414 in selling, general and administrative expenses during the three months ended March 31, 2024, and March 31, 2023, respectively. General and administrative expenses mainly include travel expenses, marketing and business promotions expenses, legal and other professional expenses including the expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”). The y-o-y increase of about 75% in selling, general and administration expenses is mainly due to increased marketing and business promotion expenses to expand our system installed base across India. We also organized a global robotics conference in New Delhi, India in the month of Jan 2024 involving significant expense which also led to this increase in Selling, General and Administrative expenses, year on year basis.

Other Income/Expenses. We incurred other expenses of $80,271 for the three months ended March 31, 2024, as compared to $29,510 of other income during the three months ended March 31, 2023, Other expenses consist mainly of interest expenses related to bank overdraft and other income mainly consist of interest earned on fixed deposits.

Net Loss. We incurred a net loss of $2,798,448 for the three months ended March 31, 2024, as compared to a net loss of $2,992,362 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The Company expects to require substantial funds for expansion of its manufacturing capacity through the installation of additional machinery and equipment, bulk ordering of components for use in manufacturing of its final products, conducting global clinical trials to meet various regulatory requirements, lease of additional office and manufacturing space, augmenting working capital and establishing regional marketing offices. To meet these fund requirements, the company is making efforts to raise long term funds by way of equity or loans.

Between February 1, 2024, and February 14, 2024, the Company raised $2.45 million through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from three other investors to finance its ongoing working capital requirements.

These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

On February 14, 2024, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed public offering of our common stock.

In April 2024, the Company has raised US$2.00 Million from Sushruta Pvt Ltd. by issuance of two, One-Year 7% Promissory Notes of US$ 1.00 Million each, to meet certain working capital needs.

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

Cash Flows used in Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $1,338,218 resulting from our net loss of $2,798,448 partially offset by non-cash charges of $1,980,537 comprising of depreciation, stock compensation expense and translation adjustment and movement of $2,156,128 in net operating assets and liabilities comprising mainly of prepaid expenses and other current assets and accounts payable and accrued expenses.

During the three months ended March 31, 2024, net cash used by operating activities was $173,553, resulting from our net loss of $2,992,362, partially offset by non-cash expenses of $1,599,972 and movement of $1,218,838 in net operating assets and liabilities comprising mainly of accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, we had net cash used in investing activities of $4,207,606 which is the net result of $1,245,508 towards net additions in equipment and right-of-use assets and $2,962,098 towards increase in loans and advances and long-term receivables.

During the three months ended March 31, 2023, we had $2,000,000 as reduction in Notes Receivables.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we had $2,739,507 of net cash provided by financing activities including $2,450,000 in proceeds from Notes Payables, $101,249 in securities offering, and $188,259 as increase in bank overdraft.

During the three months ended March 31, 2023, we had $1,433,828 of net cash provided by financing activities comprising of $446,188 in securities offering, $1,000,000 from 7% convertible promissory notes and repayment of warrants of $12,360.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

●	We do not have written documentation for some of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation for some of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.

●	We do not have complete segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.

Notwithstanding the foregoing, over the last year, we have been addressing and remediating these weaknesses with the support and assistance of the accounting and financial staff of our Indian operating subsidiary (“SSI-India”). We have also begun to implement a new ERP system at SSI-India which will integrate all business functions within the accounting and financial department to further address the abovementioned weaknesses. Some of the functional modules like Human Resource Management, Suppliers Chain Management, Production and material management have already been rolled out on test basis while work on other ERP modules is currently in progress.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than with respect to legal proceedings previously reported in our filings under the Exchange Act, there are no legal proceedings currently pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: May 15, 2024	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)