Form 10-Q
period 2024-06-30
SS Innovations International, Inc.
filed 2024-09-06
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

There were 170,739,381 shares of common stock, $0.0001 par value of the registrant issued and outstanding as of September 5, 2024.

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

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) entered an order barring BF Borgers CPA PC (“Borgers”), the Company’s then independent registered public accounting firm, from appearing or practicing before the SEC as an accountant. As a result, Borgers could no longer act as the Company’s independent registered public accounting firm and effective May 13, 2024, the Company dismissed Borgers as its independent registered public accounting firm and reported the dismissal in a Current Report on Form 8-K filed with the SEC on May 13, 2024.

Effective May 29, 2024, the Company engaged BDO India LLP (“BDO”) as the Company’s new independent registered public accounting firm and reported the engagement in a Current Report on Form 8-K filed with the SEC on May 31, 2024.

Given the circumstances giving rise to Borgers’ dismissal, the Company asked BDO to reaudit SSi’s financial statements as of and for the years ended December 31, 2023 and December 31, 2022, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, (the “2023 Form 10-K”). Contemporaneously with the reaudit, the Company also undertook an internal review of certain accounting policies and internal controls and procedures.

In a subsequent Current Report on Form 8-K (the “August Form 8-K”) filed with the SEC on August 14, 2024, the Company reported that in the course of this internal review and while BDO is performing the reaudit, various matters detailed in the August form 8-K, which were deemed to be material to the audited financial statements included in the 2023 Form 10-K came to the attention of our board of directors. As a result, Company reported in the August Form 8-K , that SSi’s board of directors that the Company’s (i) audited financial statements for the years ended December 31, 2023 and December 31, 2022 in included in the 2023 Form 10-K; and (ii) interim unaudited financial statements for the quarters ended March 31, 2023, June 30. 2023, September 30, 2023 and March 31. 2024 contained in the Quarterly Reports on Form 10-Q for such periods would need to be restated and the could not be relied upon.

The reaudit of the Company’s financial statements has not as yet been completed and accordingly, no amendments to the previously filed Form 10-K and Forms 10-Q giving effect to the restated financial statements have been filed.

Notwithstanding the foregoing, in order to comply with current information requirements of the Over-the-Counter Market, the Company is filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Report”), without the required auditor review. The Company will amend this Report as soon as practicable after the required review is completed and to the extent required, include any necessary adjustments or restatements for the periods presented. Further if at any time prior to filing the amendment to this Report, the Company determines that the interim unaudited financial statements included in this Report may not be relied upon, it will disclose same in a Current Report on Form 8-K.

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	AS OF
	June 2024	Dec 2023
ASSETS		Restated
Current Assets:
Cash and cash equivalents	$1,454,675	$2,022,276
Restricted cash	5,619,490	5,029,650
Accounts receivable, net of allowances	4,603,800	1,901,244
Inventory	6,443,067	6,447,131
Prepaids and other current assets	4,501,398	3,890,017
Total Current Assets	22,622,430	19,290,319
Non- Current Assets:
Property, plant, and equipment, net	2,023,645	706,405
Right of use asset	2,448,918	2,657,554
Long Term Receivable	5,265,908	2,365,013
Restricted cash (Non current)	327,012	35,919
Loans & Advances (Related Party)	1,297,410	1,567,559
Prepaids and other non current assets	4,332,081	4,322,444
Total Non-Current Assets	15,694,975	11,654,894
Total Assets	38,317,405	30,945,213

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank Overdraft Facility	7,707,534	6,018,926
Notes payable	4,450,000	-
Right of use liability, current portion	428,705	396,784
Accounts payable	1,295,003	901,550
Other accrued liabilities	3,844,064	577,040
Total Current Liabilities	17,725,305	7,894,300

Right of use liability, non current portion	2,125,906	2,351,113
Long term Liabilities	544,122	544,122
Other accrued liabilities (Non- Current)	939,150	939,150
	3,609,178	3,834,385

Total Liabilities	21,334,483	11,728,685

Commitments and contingencies

Stockholders’ (deficit) equity :

Common stock, 250,000,000 shares authorized, $0.0001 par value,170,738,194 shares and 170,710,694 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	17,073	17,071
Minority Interest	-
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5000 shares and 5000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Translation adjustment	(378,165)	(374,087)
Additional Paid in Capital	48,455,054	45,104,889
Capital Reserve	899,917	899,917
Accumulated deficit	(32,010,958)	(26,431,263)
Total stockholders’ (deficit) equity	16,982,922	19,216,528
Total liabilities and stockholders’ (deficit) equity	$38,317,405	$30,945,213

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month ended		Six Month ended
	June	June	June	June
	2024	2023	2024	2023
REVENUES
System Sales	$4,175,755	1,537,224	$11,312,947	3,028,534
Instruments Sale	182,088	-	266,785	-
Warranty Sales	28,207	38,082	37,278	58,151
Cost of revenue	(3,345,560)	(1,351,143)	(7,499,849)	(2,351,347)
GROSS (LOSS) PROFIT	1,040,491	224,163	4,117,163	735,339
OPERATING EXPENSES:
Research & Development	30,068	-	426,118
Selling, general and administrative	3,777,479	1,983,053	9,102,278	3,400,013
TOTAL OPERATING EXPENSES	3,807,546	1,983,053	9,528,396	3,400,014

Loss from operations	(2,767,056)	(1,758,890)	(5,411,234)	(2,664,675)
OTHER INCOME (EXPENSE):
Interest Expenses	(229,521)	-	(399,004)	-
Finance Income	64,741		127,600
Interest and other income, net	2	(91,533)	102,943	(173,791)
TOTAL OTHER (EXPENSE) INCOME	(164,778)	(91,533)	(168,461)	(173,791)

NET LOSS	(2,931,834)	(1,850,423)	(5,579,695)	(2,838,466)
Net loss attributable to SS Innovations International Inc.	$(2,931,834)	$(1,850,423)	(5,579,695)	(2,838,466)
Net loss per share - basic and diluted	(0.02)	(0.01)	(0.03)	(0.03)
Weighted average	170,738,204	133,791,407	170,738,204	98,172,406

	June	June	June	June
	2024	2023	2024	2023
NET LOSS	(2,931,834)	(1,850,423)	(5,579,695)	(2,838,466)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(1,689)	-	(4,078)	-
COMPREHENSIVE LOSS	(2,933,523)	(1,850,423)	(5,583,773)	(2,838,466)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock		Additional	Additional		Accumulated		Total
	Preferred Stock		Common Stock		Common Stock		to be Issued		Paid-In	Paid-In	Accumulated	other	Capital	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Capital	Deficit	comprehensive	Reserve	Deficit

BALANCE AT DECEMBER 31, 2023
(Restated)	5,000	1			170,710,694	17,071	12,500	4,849,280		40,255,609	(26,431,263)	(374,087)	899,917	19,216,528
Stock based compensation expense					-	-		1,937,202			-			1,937,202
Common stock issued					12,500	1	(12,500)	(50,000)		49,999				-
Stock issued for services					15,000	1				101,250				101,251
Translation adjustment												(2,389)		(2,389)
Net loss			-	-			-	-	-		(2,647,861)			(2,647,861)
BALANCE AT March 31, 2024	5,000	1	-	-	170,738,194	17,073	-	6,736,482	-	40,406,858	(29,079,124)	(376,476)	899,917	18,604,731

Stock based compensation expense								1,311,714						1,311,714
Translation adjustment												(1,689)		(1,689)
Net loss											(2,931,834)			(2,931,834)
BALANCE AT June 30,2024	5,000	1	-	-	170,738,194	17,073	-	8,048,196	-	40,406,858	(32,010,958)	(378,165)	899,917	16,982,922

BALANCE AT DECEMBER 31, 2022			53,887,738	5,388					11,005,896		(10,691,071)			320,213
Stock issued for services									432,672					432,672
Stock based compensation expense			-	-					1,597,693		-			1,597,693
Common stock issued			11,555,599	1,156										1,156
Translation adjustment											-			-
Accumulated other comprehensive income (loss)											(2,004,320)			(2,004,320)
Net loss			-	-			-	-	-		-			-
BALANCE AT March 31, 2023			65,443,337	6,544			-	-	13,036,261		(12,695,391)			347,414

Recapitalization			(65,443,337)	(6,544)	6,544,334	654.00			(13,036,261)	13,042,151				-
Conversion of Notes Payable to equity					7,709,871	771				6,137,770				6,138,541
Recapitalization					131,917,051	13,191				(13,191)	(4,556,208)			(4,556,208)
Accumulated other Comprehensive income (loss)												742,271		742,271.00
Net loss											(1,850,423)			(1,850,423)
BALANCE AT June 30, 2023			-	-	146,171,256	14,616	-	-	-	19,166,730	(19,102,022)	742,271		821,595

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Six Months ended
	June, 2024	June, 2023
Cash flows from operating activities:
Net loss	$(5,579,695)	$(2,838,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	379,608	310,897
Operating lease liability net	149,215
Non cash lease expense
Stock compensation expense	3,248,916	-
Accounts receivable	(2,702,556)	-
Inventory	4,064	-
Prepaid and other current assets	(902,474)	(10,626,023)
Accounts payable and accured expenses	3,660,476	2,632,123
Prepaids and other non current assets	(9,637)	-
Lease Payments	(342,501)	-
Other Net cash used in operating activities	(2,094,584)	(10,521,468)
Cash flows from investing activities:
Notes Receivables - Acquisition	-	3,000,000
Purchase of property	(1,488,212)	(736,006)
Long Term Receivable	(2,900,895)	(3,771,547)
Long Term Receivable- Related Party	270,149	-
Net cash used in investing activities	(4,118,959)	(1,507,552)
Cash flows from financing activities:
Acquisition of common stock	-
Repayment of Notes	-	(2,775,000)
Proceeds from Notes payable	4,450,000	-
Net Proceeds of Demand Notes Payable (Bank Overdraft)	1,688,608	4,963,385
Accumulated other comprehensive income (loss)	-	899,917
Proceed from securities offering	101,252	8,170,061
Net cash provided by financing activities	6,239,860	11,258,363
Net change in cash	26,318	(770,657)
Effect of exchange rate on cash	(4,080)	(157,645)
Cash at beginning of year	7,051,927	1,351,364
Cash at end of year	$7,074,165	$423,062

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

On April 14, 2023, a wholly owned subsidiary of the Company merged with Cardio Ventures, Inc., a Delaware corporation (“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such a transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of the newly formed merged entity and Cardio Ventures and give pro forma effect to the reverse stock split.

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There has been an internal review and revision of some of the Company’s accounting policies retrospectively and accordingly some of the financial statement balances as of December 31, 2023 are restated while for the quarterly period ended June 30, 2024, the revised accounting policies have been applied.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital surplus of US$ 4.90 Million and an accumulated deficit of $32.01 Million as of June 30, 2024. The Company incurred a net loss of $ 5.57 Million for the six months ended June 30, 2024 and $2.93 Million for the three months ended June 30,2024

The Company launched the commercial sale of its “SSI Mantra” surgical robotic system in India in the last quarter of 2022 and sold three systems in 2022. During the year ended 2023, the Company sold 12 more surgical robotic systems which included its first export sale to Dubai, UAE and also installed 4 systems on pay-per-use basis.

During the six months period ended June 30, 2024 , the Company has further sold 17 systems (including one system exported to Nepal) and installed another system on revenue share basis in a leading training robotic training center in India. As of June 30, 2024, the Company has sold 32 systems and has installed 5 systems on pay-per-use/revenue share basis. During the same period as above, there has also been an intra-group sale of one system which has been exported by SSI India to its parent company, SSII USA and the same system is being currently utilized for demonstration purposes only and not for any clinical use in USA. For the purpose of reporting consolidated financial statements, this intra-group sale of one surgical robotic system has been eliminated. As of June 30, 2024, the Company also had two systems installed at two of the prominent hospital chains in India for clinical evaluation purposes. As such, as of June 30, 2024, the Company had an overall installed basis of 40 systems.

As of June 30, 2024, a total of 1464 surgical robotic procedures have been successfully completed in India on the surgical robotic systems installed by the Company with Urology and General surgery procedures constituted 71% of the total procedures. There has been a consistent increase in system utilization resulting in gradual increase in recurring revenues from the sale of surgical robotic instruments and allied accessories. As the installed base of Company’s surgical robotic systems increases in the coming years, these recurring revenues are also likely to grow further.

In order to augment its working capital resources to keep its production and its sales momentum going, during the six months period ended June 30, 2024, the Company has raised short term funds to the extent of $4.45 Million which comprise of US$2.45 Million through issuances of 7% One-year Convertible Promissory Notes (CPNs) to five investors including US$1.0 Million from Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. The principal amount of these CPNs along with accrued interest @ 7% p.a. thereon would be repayable one year from the date of their respective issuances. The CPN holders also have the option to convert these CPNs into common shares of the Company at US$4.45 per share any time prior to their respective maturity dates.

During April 2024, the Company also raised an additional US$2 Million through 7% One-Year Promissory Notes issued to SPL. These 7% One-Year Promissory Notes are not convertible and mature for payment of principal with interest on their respective due dates in April 2025.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, , 2024 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended June 30, , 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investment with a maturity of three months or less to be cash and cash equivalents. All cash accounts/bank deposits which are subject to withdrawal restrictions are classified as Restricted Cash.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangement and in such cases, the amounts due and recoverable beyond one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of, June 30, 2024, and December 31, 2023, amounted to $NIL and $NIL respectively.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries are maintained using the appropriate local currency, Indian Rupees (“INR”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the three months ended June 30, 2024, closing rate at  INR 83.36 to one US$ and average rate at  83.33 INR to one US$

Inventory

The Company’s inventory consists of (a) finished goods in the form of fully assembled and tested surgical robotic systems in stock in Company’s finished goods store, its branches/overseas offices or at hospital locations under clinical evaluation and (b) fully assembled and tested instruments and accessories (b) semi-finished goods in the form of instruments and various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and (c) raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are in raw material stores, not yet issued for assembly/manufacturing. The inventory is valued at the lower of cost (first-in, first-out basis) or estimated net realizable value. As of June 30, 2024, the Company valued the inventory at $6,443,067

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately US$ 6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation of Bahamas insures deposits up to US$50,000 per account. As at June 30, 2024, deposits of $ 214,879 were in excess of overall insurance coverage limits.

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

i.	System Sales:

The Company recognizes revenue when the “transfer of control” occurs, which typically takes place upon the delivery of the system to the customer. In cases where a deferred payment arrangement exists, revenue is recognized at the present value of the consideration receivable, adjusted by the present value of any extended warranty obligations.

Key Terms of Customer Contracts

The Company enters into binding contracts with customers through either an agreement or a sales order, with all terms and conditions mutually agreed upon by both parties. The key terms and conditions include:

1.	Finalization of Product and Price: Agreement on the specific model of the “SSI Mantra” system and its selling price.

2.	Payment Terms: Determination of payment terms, which may involve either a deferred payment arrangement or a one-time payment upon delivery and installation of the system at the customer’s premises.

3.	Deferred Payment Model: For deferred payments, customers typically pay an advance amount before the dispatch of the system. The remaining balance is payable in yearly installments over a period of 3 to 5 years.

4.	Warranty Services: Instead of negotiating the sales price, the Company provides a warranty service that includes a 1-year assurance warranty and an extended warranty for an additional 3 to 5 years. The exact terms are mutually agreed upon with the customer.

5.	Delivery, Installation, and Training: The Company is responsible for delivering and installing the system at the customer’s premises. Post-installation, the Company provides free training to surgeons and surgical staff to enable them to operate the system effectively.

6.	Transfer of Risk and Rewards: The risks and rewards associated with the system are transferred to the customer upon delivery to their premises.

ii.	Instrument and accessories Sales:

We also sell instruments for use by surgeons in conjunction with the use of our surgical robotic systems. These instruments are consumable items for our hospital customers, and we recognize the revenues from the sale of instruments as and when the instruments are dispatched to the customer.

iii.	Warranty and Annual Maintenance Contract Sales:

Under ASC 606, the portion of the equipment sales value attributable to annual maintenance contracts is recorded separately as Warranty sales, which are recognized at their present value. Once the warranty periods expire, the maintenance contracts commence, and the revenue generated from these maintenance contracts is recognized as a distinct revenue stream.

Unrealized Deferred Revenue:

The revenues attributable to the warranty is recognized over the period to which it relates. In three months’, period ended June 30, 2024, we have sold ten surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales while the difference between invoiced system sales and the present value as recognized above is reflected as interest earned under other incomes.

Due to application of ASC606, as of June 30, 2024, the sum of US$3,275,174stands transferred to unrealized deferred revenue and due to this adjustment, the Non-GAAP revenues and profitability for six-month period ended June 30, 2024, is reflected less to the extent of $2,445,239

Property Plant & Equipment

Property Plant & Equipment is recorded at cost and depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Office furniture and fixtures	5
Plant and equipment	4-8
Motor vehicles	5
Computer & Peripherals’	3

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	June 30, 2024	Dec 31, 2023
		Restated
Machinery and equipment	267,194	175,978
Mantra Systems	1,158,335	-
Land & Building	228,387	154,651
Furniture and Fittings	209,941	175,282
Computer and office equipment	385,028	282,781
Motor Vehicle	183,203	183,577
R & D Equipments	136,035	119,809
Server & Networking	34,096	21,926
Leasehold improvements	-	-
Property and equipment at cost	2,602,218	1,114,006
Less - accumulated depreciation	(578,573)	(407,601)
Property and equipment, net	$2,023,645	$706,405

Depreciation expenses for the six months ended June 30, 2024, and 2023 amounted to $170,972 and $ 310,897 respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	Dec 31, 2023
		Restated
Accounts receivable, net of allowances	$4,603,800	$1,901,244
Long Term Receivable	5,265,908	2,365,013
Accounts receivable, net	$9,869,708	$4,266,257

The Company performed an analysis of the trade receivables related to SSI India and as of June 30,2024, determined, based on the deferred payment terms of the contracts, that $5,265,908 may not be due and collectible within one year and thus company classified these receivables as long-term Receivable.

NOTE 5 – RESTRICTED CASH

We have reclassified Fixed Deposits (FDs), which are subject to withdrawal restrictions, as Restricted Cash. Additionally, Time Deposits with a maturity of over one year have been reclassified as non-current.

Restricted cash (Current) & (Non-Current) consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	Dec 31, 2023
		Restated
Restricted cash (Current)	5,619,490	5,029,650
Restricted Cash (Non- current)	327,012	35,919
Total Restricted Cash	5,946,502	5,065,569

NOTE 6 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	Dec 31, 2023
		Restated
Prepaid & Other Current Assets	4,501,398	3,890,017
Prepaid and Non current Assets	4,332,081	4,322,444
Total Prepaid, Current and Non Current Assets	8,833,479	8,212,461

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	Dec 31, 2023
		Restated
Accounts Payable	$1,295,003	$901,550
Other accrued liabilities	3,844,064	577,040
Other accrued liabilities- Non Current	939,150	939,150
Total accounts payable and accrued expenses	$6,078,216	$2,417,740

NOTE 8 - NOTES PAYABLE

In the month of April 2024, the Company raised $2.00 million through 7% One-Year Promissory Notes (“Notes”) from Sushruta Pvt Ltd., the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. to finance its ongoing working capital requirements. The principal amounts of these Notes along with the interest accrued thereon, are payable in full after 12 months from the respective date of issuance of these Notes.

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

NOTE 9 – BANK OVERDRAFT

Bank Overdraft consisted of the following as of June 30, 2024, and December 31, 2023.

	June 30,	Dec 31,
	2024	2023
		Restated
HDFC WCDL-027LN01240320001	$2,159,309	-
HDFC WCDL(FDOD) -027LN01240520001	5,548,225	-
HDFC Bank Limited OD AC 50200060619790	-	4,756,389
HDFC Bank Ltd 50200072074161	-	1,262,537
Bank Overdraft	$7,707,534	$6,018,926

The HDFC Bank OD against FDs of US$5,548,225 is secured by Fixed Deposits of US$5,552,203 provided by the Company. The HDFC Bank WCOD is secured by all the current assets of the Company. Both HDFC Bank OD against FDs as well as HDFC Bank WCOD facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava.

NOTE 10 – MERGER

On 14 April 2023 (“Closing”), Cardio Ventures, Inc. (referred to as “Cardio”), a Delaware Corporation, completed a reverse merger with AVRA Medical Robotics, Inc. (referred to as “AVRA”), a public shell company, pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures.. Through this merger, Cardio gained access to public markets. Under the terms of the merger, Cardio issued shares to AVRA’s shareholders, resulting in Cardio owning 95% of the equity in the merged entity, with AVRA shareholders holding the remaining 5%. In terms of the Merger Agreement, the name of the merged entity was changed to SS Innovations International Inc.

Cardio, through a subsidiary, owns a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI-India”). Based in Haryana, India, SSI-India is engaged in the business of developing innovative surgical robotic technologies with a vision to make the benefits of robotic surgery affordable and accessible to a larger part of the global population. SSII’s product range includes its proprietary “SSI Mantra” surgical robotic system and a wide range of surgical instruments capable of supporting a variety of cardiac and other surgical procedures. The Company now intends to focus on the business of SSI-India and has plans to globally expand the presence of its technologically advanced, user-friendly, and cost-effective surgical robotic solutions.

Accounting Treatment

As AVRA does not meet the definition of a business under ASC 805, the transaction has been accounted for as a capital transaction or recapitalization rather than a business combination. Consequently, the merger is treated as the issuance of stock by Cardio in exchange for the net monetary assets, of AVRA, followed by a recapitalization.

Net Monetary Assets of AVRA

As part of the merger, Cardio acquired the net monetary assets of AVRA. These assets, which primarily consist of fixed asset, have been recorded at their fair value as of the merger date. The net monetary assets acquired were valued at 0 and this value has been reflected in the consolidated balance sheet of the merged entity.

Recapitalization

The merger has been accounted for as a recapitalization, reflecting the issuance of Cardio’s stock to AVRA’s shareholders. No goodwill or other intangible assets have been recognized, as AVRA did not qualify as a business under ASC 805. The equity section of the consolidated balance sheet has been adjusted to reflect the new capital structure following the merger. In accordance with the agreement between the parties, AVRA’s existing shareholders, who held 65,443,337 shares, through a reverse split, were issued shares at a ratio of 1-for-10, resulting in the issuance of 6,544,333 shares. The change in capital stock was adjusted by accounting for the difference in par value from additional paid-in capital. The fair value of the shares held by AVRA’s existing shareholders in the merged entity has been estimated at $5,000,000, or $0.76 per share. Consequently, the new AVRA capital stock is valued at $654 based on 6,544,333 shares with a par value of $0.0001 per share, with additional paid-in capital recorded at $5,000,000, and a loss from the acquisition of AVRA Medical Robotics recognized at $5,000,000.

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

Concurrent with consummation of the Merger, Dr. Sudhir Srivastava, through his holding company, assigned patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products (the “SSII Intellectual Property”) to a wholly owned subsidiary of SSII

Comparative Balances

The assets and liabilities of Cardio are recognized and measured at their pre-combination carrying amounts. The retained earnings and other equity balances of Cardio prior to the business combination will be carried forward in the consolidated financial statements. The amount recognized as issued equity interests in the consolidated financial statements is determined by adding the issued equity interest of the Cardio outstanding immediately before the business combination to the fair value of the AVRA, in accordance with the guidance applicable to business combinations. However, the equity structure (the number and type of equity interests issued) reflects the equity structure of AVRA, including the equity interests issued by the AVRA to effect the combination. Consequently, the equity structure of Cardio (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares issued by the legal parent (accounting acquiree) in the reverse acquisition.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2024, there were 170,739,381 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

NOTE 12 – COMMITMENTS

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

On June 26, 2024, the Company has leased a space on 17 State Street for an initial period of 3 months starting from July 1, 2024 to September 30, 2024 at a monthly rental rate of $7,000 plus taxes. This space is being mainly used to showcase Company’s latest generation surgical robotic system, Mantra 3, for demonstration purpose only and not for any clinical purposes whatsoever.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of June 30, 2024, and December 31, 2023, there was $1,297,410 and $1,567,559 in amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	June 30, 2024	December 31, 2023
		Restated
Loan payable	1,297,410	1,567,559
Loan payable	$1,297,410	$1,567,559

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

In April 2024, the Company issued $2,000,000 in principal amount of 7% One-Year Promissory Notes to Sushruta Pvt Ltd. (the “Promissory Notes”). Interest on the Promissory Notes accrues at the rate of 7% per annum and is payable together with the principal amount on the maturity date, which is one year from issuance.

NOTE 14 – LEASES

The following is a summary of operating lease assets and liabilities:

	June 30, 2024	Dec 31, 2023
Operating leases		Restated
Assets
ROU operating lease assets	$2,448,918	$2,657,554

Liabilities
Current portion of operating lease	428,705	396,784
Non Current portion of operating lease	2,125,906	2,351,113
Total long term liablities	$2,554,611	$2,747,897

	June 30, 2024	Dec 31, 2023
Operating leases		Restated
Weighted average remaining lease term (years)
Ilabs Info Technoogy 3rd Floor	5.69	6.19
Ilabs Info Technoogy Ground Floor	7.92	8.42
Village Chhatarpur-1849-1852-Farm	1.08	1.58
Weighted average discount rate
Ilabs Info Technoogy 3rd Floor	12%	12%
Ilabs Info Technoogy Ground Floor	12%	12%
Village Chhatarpur-1849-1852-Farm	10%	10%

June 30, 2024

Futre Minimum Payments	3,658,372
Less: Imputed interest	(1,103,760)
Total Lease obligations	2,554,611

NOTE 15 – SUBSEQUENT EVENTS

In July 2024, the Company further raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% Promissory Note to meet certain working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a commercial-stage surgical robotics company focused on transforming patient lives by democratizing access to advanced surgical robotics technologies at relatively affordable costs.

We design, manufacture and market an advanced, next-generation and affordable surgical robotic system called the SSi Mantra and its allied instruments and accessories.

While surgical robotic systems have gained acceptance globally in the past two decades for providing greater efficiency, better clinical outcomes and reducing healthcare costs, access to such systems remains largely limited to developed countries such as the United States, the European Union and Japan. Lower levels of surgical robotic penetration outside these territories have been largely attributed to high capital costs and operating expenses coupled with steep learning curve.

With the SSi Mantra, we are aiming to break down these barriers and accelerating access to surgical robotics technologies in underserved regions of the world.

We are constantly working on making our surgical robotics technology even more user-friendly, easy to operate and even more cost effective so as to make its benefits reach to larger communities across the globe. We are relentlessly pursuing our vision of increasing the penetration of robotics surgeries in regions and countries which were hitherto completely forgotten. In this pursuit, we recently set up first surgical robotic system in the Himalayan nation, Nepal in one of the leading multi-specialty hospital which has generated tremendous interest in other hospitals also in the region.

The SSi Mantra Surgical Robotic System has received regulatory approvals in India, Indonesia, Nepal, Guatemala and Ecuador. We are at various stages of the regulatory registration process in a number of other countries which accept Indian regulatory body approvals coupled with their own registration requirements for the import of surgical robotic system into these countries. We have initiated the regulatory approval process in the United States and the EU, with approvals to market anticipated in the second half of 2025.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSi Mantra” robotic surgical system in India. As of June 30, 2024, we have sold 33 systems (including one system as intra-group sale) and in addition to these sold systems, we have also installed 5 systems on pay-per-use/revenue share basis, two systems are installed in two prominent hospitals in India for clinical evaluation. The intra-group sale system is currently installed in a rented space in New York for demonstration purposes. As of June 30, 2024, we have a network of 40 systems within India and overseas. More than 1400 procedures of various types involving varying degrees of complexities have been performed on the systems installed in India. General surgery and urology constitute a majority of the surgical operations performed on our systems so far.

The following table provides selected balance sheet data for our Company as of June 30, 2024, (unaudited) and December 31, 2023:

	As of	As of
	June 30,	December 31,
	2024	2023
Balance Sheet Data		(Restated)

Cash	$7,074,165	$7,051,927
Total Assets	$38,317,405	$30,945,213
Total Liabilities	$21,334,483	$11,728,685
Total Stockholders’ Equity	$16,982,922	$19,216,528

The Company has been consistently making efforts to raise debt and equity capital to keep the momentum going and meet the demands of further scaling up its growing operations. To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could face slower revenue growth, and we may also be faced with having to slow down our expansion plans.

Three months ended June 2024, as compared to three months ended June 30, 2023

Revenues. We had revenues of $4,386,051 for the three months ended June 30, 2024, compared to $1,575,306 for the three months ended June 30, 2023. The company sold 9 surgical robotic systems (not including the intra-group sale of one system) during the three months ended June 30, 2024.

Selling, General and Administrative Expenses. We incurred $3,777,479 and $1,983,053 in selling, general and administrative expenses during the three months ended June 30, 2024, and June 30, 2023, respectively. General and administrative expenses mainly include travel expenses, marketing and business promotions expenses, stock compensation expenses, salaries and payroll expenses, legal and other professional expenses including the expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”). The y-o-y increase in selling, general and administration expenses is mainly due to increased manpower strength and increased marketing and business promotion expenses to expand our system installed base across India. We also participated in the annual convention of Society of Robotics Surgeons in June 2023 in Orlando where we showcased Mantra 3, our current generation surgical robotic system. This also led to a significant increase in Selling, General and Administrative expenses, year on year basis.

Other Income/Expenses. We incurred other expenses of $164,778 for the three months ended June 30, 2024, as compared to $91,533 during the three months ended June 30, 2023, Other expenses consist mainly of interest expenses related to bank overdraft and other income mainly consist of interest earned on fixed deposits and finance component on sales due to application of ASC606.

Net Loss. We incurred a net loss of $2,931,834 for the three months ended June 30, 2024, as compared to a net loss of $1,850,423 for the three months ended June 30, 2023.

Six months ended June 2024, as compared to three months ended June 30, 2023

Revenues. We had revenues of $11,617,011 for the six months ended June 30, 2024, compared to $3,086,685 for the six months ended June 30, 2023. The company sold 9 surgical robotic systems (not including the intra-group sale of one system) during the three months ended June 30, 2024,

Selling, General and Administrative Expenses. We incurred $9,102,278 and $3,400,013 in selling, general and administrative expenses during the six months ended June 30, 2024, and June 30, 2023, respectively. General and administrative expenses mainly include travel expenses, marketing and business promotions expenses, stock compensation expense, salaries and payroll expense, legal and other professional expenses including the expenses related to the Company’s filings as a public company with the Securities and Exchange Commission (the “SEC”). The y-o-y increase in selling, general and administration expenses is mainly due to increased manpower strength commensurate to the increased level of operations and increased marketing and business promotion expenses to expand our system installed base across India. We also participated in the annual convention of Society of Robotics Surgeons in June 2023 in Orlando where we showcased Mantra 3, our current generation surgical robotic system. This also led to a significant increase in Selling, General and Administrative expenses, year on year basis.

Other Income/Expenses. We incurred other expenses of $168,461 for the six months ended June 30, 2024, as compared to $173,791 during the six months ended June 30, 2023. Other expenses consist mainly of interest expenses related to bank overdraft and other income mainly consist of interest earned on fixed deposits and finance component on sales due to application of ASC606.

Net Loss. We incurred a net loss of $5,579,695 for the six months ended June 30, 2024, as compared to a net loss of $2,838,466 for the six months ended June 30, 2023.

Liquidity and Capital Resources

The Company expects to require substantial funds for expansion of its manufacturing capacity through the installation of additional machinery and equipment, bulk ordering of components for use in manufacturing of its final products, conducting global clinical trials to meet various regulatory requirements, expanding its senior level manpower strength in various functional areas, lease of additional office and manufacturing space, augmenting working capital and establishing regional marketing offices. To meet these fund requirements, the company is making efforts to raise long term funds by way of equity or loans.

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

In April 2024, the Company raised US$2.00 Million from Sushruta Pvt Ltd. by issuance of two, One-Year 7% Promissory Notes of US$ 1.00 Million each, to meet certain working capital needs and in July 2024, raised another US$ 500,000 by way of One-Year 7% Promissory Note issued to Sushruta Pvt Ltd.

While we have been successful in raising funds to meet our working capital needs to date, and believe that we have the resources to do so for the balance of the year, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Cash Flows used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $2,094,584 resulting from our net loss of $5,579,695 partially offset by non-cash charges of $3,777,739 comprising of depreciation, stock compensation expense and lease expense and movement of $292,628 in net operating assets and liabilities comprising mainly of prepaid expenses and other current assets and accounts payable and accrued expenses.

During the six months ended June 30, 2023, net cash used in operating activities was $10,521,468, reflecting the initial commercial sales of our robotic surgical system and resulting from our net loss of $2,838,465, partially offset by non-cash charges of $310,897, primarily attributable to depreciation charges. During the 2023 period, we had cash provided by our operating assets and liabilities of $7,993,900, primarily driven by increases in accounts payable and prepaid expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, we had net cash used in investing activities of $4,118,959 which is the net result of $1,488,212 towards net additions in property, plant & equipment, $2,900,895 due to long term receivables and $270,149 as amount received back from Loan and advance to related party.

During the six months ended June 30, 2023, we had net cash used in investing activities of $1,507,552, including repayment of $3,000,000 of notes receivable, $736,006 in purchase of property and equipment, as well as an increase in a long-term receivable of $3,771,547.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we had $6,239,861 of net cash provided by financing activities including $4,450,000 in proceeds from Notes Payables, $101,252 in securities offering, and $1,688,608 as increase in bank overdraft.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

●	We do not have written documentation for some of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation for some of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.

●	We do not have complete segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions is largely performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.

Notwithstanding the foregoing, over the last year, we have been addressing and remediating these weaknesses with the support and assistance of the accounting and financial staff of our Indian operating subsidiary (“SSI-India”). We have also obtained help from certain external professional consulting teams for various internal controls improvement programs. We are also in the process of implementing a new ERP system at SSI-India which will integrate all business functions to further address the abovementioned weaknesses. Some of the functional modules like Human Resource Management, Suppliers Chain Management, Inventory management, Production and material management have already been rolled out recently on test basis while work on other ERP modules is currently in progress.

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: September 6, 2024	By:	/s/ Anup Sethi
Anup Sethi,
Chief Financial Officer
(Principal Financial and Accounting Officer)