Form 10-Q
period 2024-09-30
SS Innovations International, Inc.
filed 2024-11-14
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 170,864,381 shares of common stock, $0.0001 par value of the registrant issued and outstanding as of November 13, 2024.

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

In a subsequent Current Report on Form 8-K (the “August Form 8-K”) filed with the SEC on August 14, 2024, the Company reported that in the course of this internal review and while BDO is performing the reaudit, various matters detailed in the August form 8-K, which were deemed to be material to the audited financial statements included in the 2023 Form 10-K came to the attention of our board of directors. As a result, the Company reported in the August Form 8-K, that SSi’s board of directors determined that the Company’s (i) audited financial statements for the years ended December 31, 2023 and December 31, 2022 included in the 2023 Form 10-K; and (ii) interim unaudited financial statements for the quarters ended March 31, 2023, June 30. 2023, September 30, 2023 and March 31. 2024 contained in the Quarterly Reports on Form 10-Q for such periods would need to be restated and could not be relied upon.

The reaudit of the Company’s financial statements has not as yet been completed and accordingly, no amendments to the previously filed Form 10-K and Forms 10-Q giving effect to the restated financial statements have been filed.

Notwithstanding the foregoing, in order to comply with current information requirements of the Over-the-Counter Market, the Company is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Report”), without an audited restated balance sheet as of December 31, 2023 and without the required auditor review of the unaudited interim financial statements contained herein. The Company will amend this Report as soon as practicable after the audit and required review are completed and to the extent required will include any necessary adjustments or restatements for the periods presented. Further if at any time prior to filing the amendment to this Report, the Company determines that the interim unaudited financial statements included in this Report may not be relied upon, it will disclose the same in a Current Report on Form 8-K.

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

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative Disclosures About Market Risks	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL INC,

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,364	$2,022,276
Restricted cash	5,596,681	5,029,650
Accounts receivable, net of allowances	5,103,449	1,901,244
Inventory	9,190,414	6,327,256
Prepaids and other current assets	5,392,375	3,890,017
Receivable from Related party	1,160,649	1,567,559
TOTAL CURRENT ASSETS	26,663,932	20,738,002

NON-CURRENT ASSETS:
Property, plant, and equipment, net	2,077,799	706,405
Right of use asset, Operating lease	2,801,443	2,657,554
Accounts receivable, net of allowances	2,382,830	2,365,013
Restricted cash(non-current)	325,642	35,919
Prepaids and other non current assets	3,560,328	4,322,444
TOTAL NON-CURRENT ASSETS	11,148,042	10,087,335
TOTAL ASSETS	$37,811,974	$30,825,337

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank Overdraft Facility	7,088,307	6,018,926
Notes Payable	4,950,000	-
Current maturities of long-term debt	510,189	510,189
Current portion of operating lease liabilities	448,415	396,784
Accounts payable	1,854,133	901,550
Deferred Revenue	982,064	156,330
Other accrued liabilities	3,108,167	489,939
TOTAL CURRENT LIABILITIES	18,941,275	8,473,718

NON-CURRENT LIABILITIES:
Operating lease liabilities, less current portion	2,480,401	2,351,113
Deferred Revenue	2,464,380	939,150
Other accrued liabilities	33,933	33,933
TOTAL NON-CURRENT LIABILITIES	4,978,714	3,324,196
TOTAL LIABILITIES	23,919,989	11,797,914

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, 250,000,000 shares authorized, $0.0001 par value,170,864,381 shares and 170,710,684 shares issued and outstanding as of September 30, 2024, and December 31,2023 respectively	17,087	17,072
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5000 shares and nil shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Accumulated other comprehensive loss	(319,491)	(195,499)
Additional Paid in Capital	55,195,553	48,507,938
Capital Reserve	899,917	899,917
Accumulated deficit	(41,901,082)	(30,202,006)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	13,891,985	19,027,423
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$37,811,974	$30,825,337

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL INC,

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
REVENUES
System Sales	14,404,093	4,331,554	3,091,146	1,303,020
Instruments Sale	495,158	534,733	228,373	534,733
Warranty Sales	126,466	-	89,188	(58,151)
Cost of revenue	(9,605,878)	(4,114,825)	(2,106,029)	(1,763,478)
GROSS (LOSS) PROFIT	5,419,839	751,462	1,302,677	16,124

OPERATING EXPENSES:
Research & Development	1,726,359	781,817	1,300,241	293,086
Stock Compensation Expense	6,586,381	-	3,337,465	-
Depreciation and amortization	1,035,861	110,663	865,942	39,746
Selling, general and administrative	7,418,541	3,293,479	1,735,098	453,114
TOTAL OPERATING EXPENSES	16,767,142	4,185,959	7,238,746	785,946

OPERATING LOSS	(11,347,303)	(3,434,497)	(5,936,069)	(769,822)

OTHER INCOME (EXPENSE):
Interest expense	(892,859)	(756,537)	(493,855)	(756,537)
Interest and other income, net	541,086	130,228	310,544	304,019
TOTAL OTHER (EXPENSE) INCOME	(351,773)	(626,309)	(183,312)	(452,518)

NET LOSS	(11,699,076)	(4,060,806)	(6,119,381)	(1,222,340)
Net loss attributable to SS Innovations International Inc.	(11,699,076)	(4,060,806)	(6,119,381)	(1,222,340)

Net loss per share - basic and diluted	(0.07)	(0.04)	(0.04)	(0.01)
Weighted average common shares outstanding - basic and diluted	170,752,346	115,025,577	170,780,324	146,681,176

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL INC,

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Accumulated other	Capital	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Comprehensive	Reserve	Deficit
BALANCE AT December 31, 2023	5,000	1	170,711,881	17,072	12,500	50,000	48,457,938	(30,202,006)	(195,499)	899,917	19,027,423
											-
Stock based compensation expense			-	-			2,185,195	-			2,185,195
Common stock issued			12,500	1	(12,500)	(50,000)	49,999				0
Stock issued for services			15,000	2			101,248				101,250
Translation adjustment											-
Net loss			-	-	-	-	-	(2,647,861)			(2,647,861)
BALANCE AT March 31, 2024	5,000	1	170,739,381	17,075	-	-	50,794,380	(32,849,867)	(195,499)	899,917	18,666,007
Stock based compensation expense							2,177,045				2,177,045
Translation adjustment											-
Net loss								(2,931,834)			(2,931,834)
BALANCE AT June 30, 2024	5,000	1	170,739,381	17,075	-	-	52,971,425	(35,781,701)	(195,499)	899,917	17,911,217
Stock based compensation expense							2,224,141				2,224,141
Common stock issued			125,000	13			(13)				-
Translation adjustment									(123,992)		(123,992)
Net loss								(6,119,381)			(6,119,381)
BALANCE AT September 30, 2024	5,000	1	170,864,381	17,087	-	-	55,195,553	(41,901,082)	(319,491)	899,917	13,891,985

BALANCE AT DECEMBER 31, 2022
(Restated)			125,597,742	12,560			(12,560)	(3,724,951)	54,599	899,917	-2,770,434
Stock issued for services
Common stock issued
Translation adjustment
Net loss			-	-	-	-	-	(2,004,320)			(2,004,320)
BALANCE AT March 31, 2023	5,000	1	125,597,742	12,560	-	-	(12,560)	(5,729,271)	54,599	899,917	(4,774,754)
Recapitalization			6,545,531	655			(655)				-
Conversion of Notes Payable to equity			7,647,870	766			6,137,140				6,137,906
Stock issued for services			6,381,300	638			4,463,799				4,464,437
Translation adjustment									742,271		742,271
Net loss								(1,850,423)			(1,850,423)
BALANCE AT June 30, 2023	5,000	1	146,172,443	14,619	-	-	10,587,724	(7,579,694)	796,870	899,917	4,719,437
Conversion of Notes Payable to equity			22,945,946	2,295			16,977,705				16,980,000
Exercise of Option							50,000				50,000
Translation adjustment									(148,453)		-148,453
Net loss								(1,222,340)			(1,222,340)
BALANCE AT September 30, 2023	5,000	1	169,118,389	16,914	-	-	27,615,429	(8,802,034)	648,417	899,917	20,378,644

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For Nine months ended September 30,
	2024	2023
		(Restated)
Cash flows from operating activities:
Net loss	$(11,699,076)	$(4,060,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	179,171	138,537
Shares issued against services	101,249
Depreciation and amortization	266,284	103,598
Operating Lease expense	554,328	37,782
Stock Compensation Expense	6,586,381	-
Inventory	(2,863,158)	(3,358,101)
Restricted cash	(289,723)	(35,908)
Prepaid expenses and other assets	762,116	(142,224)
Receivable from Related party	406,910	(759,709)
Payable to Related party	-	(675,013)
Other Accrued Liability	2,439,056	52,869
Deferred Revenue	2,350,964	700,970
Accounts Receivable	(3,202,205)	(3,824,185)
Accounts payable and accrued expenses	952,583	482,153
Current maturities of long-term debt, bank	-	(120,880)
Other current assets	(1,502,358)	(668,055)
Lease Payment	(517,298)	-
Net cash used in operating activities	(5,474,776)	(12,128,972)
Cash flows from investing activities:
Long Term Receivable	(17,817)	886,263
Purchase of property and equipment	(1,637,678)	(257,016)
Net cash used in investing activities	(1,655,495)	629,247
Cash flows from financing activities:
Bank overdraft	1,069,381	2,993,894
Proceeds from Notes payable	4,950,000	19,980,000
Long-term debt, bank	-	20,047
Proceeds from Options exercised	-	50,000
Net cash provided by financing activities	6,019,381	23,043,941
Net change in cash	(1,110,890)	11,544,216
Effect of exchange rate on cash	(123,991)	(212,021)
Cash at beginning of year	7,051,926	274,625
Cash at end of year	$5,817,045	$11,606,816

Supplemental Disclosures of Non-Cash Investing and Financing Information:
Advisory shares issued to PCG advisor Inc	$101,249	$-

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 14, 2023, AVRA-SSI Merger corporation a wholly owned subsidiary of the Company merged with Cardio Ventures, Inc., a Delaware corporation (“CardioVentures”), which is the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of such a transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information and share and per share information contained in this report reflect the operations of the newly formed merged entity and Cardio Ventures and give actual effect to the reverse stock split.

The significant accounting policies of SSII were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There has been an internal review and revision of some of the Company’s accounting policies retrospectively and accordingly some of the financial statement balances as of December 31, 2023 are restated while for the quarterly period ended September 30, 2024, the revised accounting policies have been applied.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of SS Innovations International, Inc. and all of its subsidiaries.

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing consolidated financial statements.

Accounting policies of the respective individual subsidiaries are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended September 30,2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital surplus of US$7,722,657 and an accumulated deficit of $41,901,082 as of September 30, 2024. The Company incurred a net loss of $11,699,076 for the nine months ended September 30, 2024 and $6,119,381 for the three months ended September 30,2024

The Company launched the commercial sale of its “SSI Mantra” surgical robotic system in India in the last quarter of 2022 and sold three systems in 2022. During the year ended 2023, the Company sold 12 more surgical robotic systems which included its first export sale to Dubai, UAE and also installed 4 systems on pay-per-use basis.

During the nine months period ended September 30, 2024, the Company has further sold 25 systems (including three systems exported, one each to Nepal, Indonesia and Ecuador) and installed another system on revenue share basis in a leading training robotic training center in India. As of September 30, 2024, the Company has sold 40 systems and has installed 5 systems on pay-per-use/revenue share basis. During the same period as above, there has also been an intra-group sale of one system which has been exported by SSI India to its parent company, SSII USA and the same system is being currently utilized for demonstration purposes only and not for any clinical use in USA. For the purpose of reporting consolidated financial statements, this intra-group sale of one surgical robotic system and 2 systems which were invoiced towards the end of the quarter ended September 30, 2024, but were in transit have also been eliminated from the revenues from sale of systems. As of September 30, 2024, the Company also had two systems installed at two of the prominent hospital chains in India for clinical evaluation purposes. As of September 30, 2024, the Company had an overall network of 47 systems including 2 systems which were in transit to their respective hospitals.

As of September 30, 2024, a total of 2,129 surgical robotic procedures have been successfully completed in India on the surgical robotic systems installed by the Company with Urology and General surgery procedures constituting almost 70% of the total procedures and also included 125 cardiac surgeries. There has been a consistent increase in system utilization resulting in gradual increase in recurring revenues from the sale of surgical robotic instruments and allied accessories. As the installed base of Company’s surgical robotic systems increases in the coming years, these recurring revenues are also likely to grow further.

In order to augment its working capital resources to keep its production and its sales momentum going, during the nine months period ended September 30, 2024, the Company has raised short term funds to the extent of $4.95 Million which comprise of US$2.45 Million through issuances of 7% One-year Convertible Promissory Notes (“CPNs”) to five investors including US$1.0 Million from Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. The principal amount of these CPNs along with accrued interest @ 7% p.a. thereon would be repayable one year from the date of their respective issuances. The CPN holders also have the option to convert these CPNs into common shares of the Company at US$4.45 per share any time prior to their respective maturity dates.

During April 2024 and July 2024, the Company also raised an additional US$2 Million and US$ 0.50 respectively Million through 7% One-Year Promissory Notes issued to SPL. These 7% One-Year Promissory Notes are not convertible and mature for payment of principal with interest on their respective due dates in April 2025 and July 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management. Significant estimates included deferred revenue, costs incurred related to deferred revenue, stock-based compensation, leases, the useful lives of property and equipment

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of ninety days or less to be cash equivalents.

(c)	Restricted Cash

Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage for the Company’s operations. For the purposes of the statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.

(d)	Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivables are recorded as net of allowances for expected credit losses. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future. Accounts receivable balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

(e)	Employee Benefits

Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net.”.

(f)	Foreign Currency Translation

The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company’s consolidated statements of income.

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive income/(loss)” in the consolidated balance sheets.

The relevant translation rates are as follows: for the three months ended September 30, 2024, closing rate at INR 83.71 to one US$ and average rate at 83.38 INR to one US$

(g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic systems, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of September 30, 2024, the Company valued the inventory at $9,190,414

(h)	Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:

●	Level I — Quoted prices for identical instruments in active markets.

●	Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level III — Instruments whose significant value drivers are unobservable.

(i)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company maintains its principal cash balance in United States financial institutions, where deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances maintained with banks in India, where balances are insured by Deposit Insurance and Credit Guarantee Corporation of India (DICGC) to the extent of approximately $6,100 per account and in the Bahamas, where deposits are insured by the Deposit Insurance Corporation Bahamas up to B$50,000 (equivalent to $50,000) per account. As of September 30, 2024, the Company had none of its deposits in excess of overall insurance coverage limits.

(j)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. A disclosure for a contingent liability is made when there is a possible obligation that may require an outflow of resources. When there is a possible obligation or a present obligation in respect of which the likelihood of outflow of resources is remote, no provision or disclosure is made. Legal costs incurred in connection with such liabilities are expensed as incurred. Capital commitments are disclosed in the financial statements.

(k)	Revenue Recognition

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

The Company accounts for revenues when both parties to the contract have approved of the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Product type and payment terms vary by client.

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

Property Plant & Equipment

Property and equipment are stated at cost, which is generally comprised of the purchase price for such property or equipment, non-refundable duties and taxes, Installation cost, freight, other associated costs, but excludes any discounts and/or rebates, less accumulated depreciation and impairment. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in calculating depreciation are as follows:

Years
Office furniture and fixtures	4
Plant and equipment	4-8
Motor vehicles	3
Computer & Peripherals’	3
Leasehold properties	6-9

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

Stock Compensation Expense

The Company accounts for equity instruments issued in exchange for goods or services from non-employees in accordance with ASC Topic 505, “Equity.” The costs associated with these equity instruments are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of these equity instruments is determined on the earlier of either (1) the achievement of a performance commitment or (2) the completion of performance by the provider of goods or services, as outlined by ASC Topic 505.

As of September 30, 2024, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price, within a defined period, as per the terms of the stock option agreement.

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting.

The Company recognizes stock-based compensation expense in the consolidated statements of income for both employees and non-employee directors based on the grant-date fair value of the awards. These costs are recognized on a straight-line basis over the requisite service period, or until the date at which the recipient becomes eligible for retirement, if shorter. Forfeitures of equity awards are accounted for as they occur.

Additionally, under the Company’s 2016 Stock Incentive Plan, the Company grants performance-based stock awards to executive officers, key employees, and advisors. These awards are tied to the achievement of specified performance criteria, and the associated compensation costs are recognized when it becomes probable that the performance conditions will be met. These grants shall vest as to 20% of the Restricted Shares covered thereunder as of the Grant Date, with the balance of the Restricted Shares covered thereunder vesting in 4 equal annual installments on the first, second, third and fourth anniversaries of the Grant Date, subject to the Grantee’s continued employment by the Company, as provided for in the Plan.

The fair value of each stock units is determined based on the market price of one share of our common stock on the day prior to the date of grant. The grant date fair value for the Stock option is determined using Black Scholes model. The Black Scholes model involves the use of key assumptions i.e. expected term, risk free interest rate. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Employees: Based on the past post vesting behavior of employees Company has determined the expected term as the full contractual term i.e., till end of the expiry of exercise period. For multiple awards each vesting portion of the award is computed separately. Further, there are no blackout periods applicable as per the award agreements.

Non-employees: Practical expedient is available to consider the full contractual term (i.e., the last day on which option can be exercised) as expected term for non-employees on an award-by-award basis. The company opted for the practical expedient.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the consolidated statements of income for amortization of deferred actuarial gain/loss) on retirement benefits. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260 “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such an effect is dilutive. The Company has stock options, warrants, and convertible promissory notes that may be converted to outstanding potential common shares.

Research and Development Costs

In accordance with ASC Topic 730 “Research and Development,” with the exception of intellectual property that is purchased from another enterprise and has alternative future use, research and development expenses are charged to operations as incurred.

Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset.

Operating leases are presented within “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s consolidated balance sheets

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

Lease payments that depend on factors other than an index or rate are considered variable lease payments and are excluded from the operating lease assets and liabilities and are recognized as expense in the period in which the obligation is incurred. Lease payments include payments for common area maintenance, utilities such as electricity, heating and water, among others, and property taxes, and other similar payments paid to the landlord, which are treated as non-lease component.

The Company accounts for lease-related concessions in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in consolidated statements of income.

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

Segment reporting

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both September 30, 2024, and December 31, 2023 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

	September 30, 2024	December 31, 2023
		(Restated)
Land & Building	$-	$-
Machinery and Equipment	456,785	175,978
Furniture and Fittings	216,728	175,282
Computers and Peripherals	274,270	282,781
Motor Vehicles	244,032	183,577
R & D Equipment	141,272	119,809
Server & Networking	36,008	21,928
Leasehold improvements	320,247	154,651
Pay Per Use Systems	1,153,482
Property and equipment at cost	2,842,824	1,114,006
Less - accumulated depreciation	(765,025)	(407,601)
Property and equipment, net	$2,077,799	$706,405

Depreciation expenses for the nine months ended September 30, 2024, and 2023 amounted to $274,939 and $ 110,663 respectively.

NOTE 4 – REVERSE RECAPITALIZATION

The Transaction

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. (“AVRA”) in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc. The Company was established and is continuing to develop advanced medical and surgical robotic systems.

On April 14, 2023, we consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among AVRA-SSI Merger corporation, a wholly owned subsidiary of the Company, (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures. Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into CardioVentures (the “CardioVentures Merger”).

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP with AVRA treated as the accounting acquiree and CardioVentures treated as the accounting acquiror for financial reporting purposes.

CardioVentures was determined to be the accounting acquirer based on the following predominant factors:

(i)	CardioVentures’ s stockholders have the largest portion of voting rights in the Company post-combination;

(ii)	the Board and Management of the post-combination company are primarily composed of individuals associated with CardioVentures.

(iii)	CardioVentures was the larger entity based on historical operating activity, assets, revenues and employee base at the time of the Closing of the Transaction; and

(iv)	the on-going operations post-combination comprise those of CardioVentures.

The Restructuring

In connection with the Transaction, the following Restructuring transactions were consummated prior to, and as a condition to, the Closing, based on the Merger Agreement dated November 7, 2022, entered among Cardio Ventures and AVRA.

(i)	As part of the CardioVentures Merger, the holders of the outstanding shares of common stock of CardioVentures (including certain parties who provided interim convertible financing during the pendency of the Merger Agreement), were issued 135,808,884 shares of SSi common stock, representing approximately 95% of issued and outstanding shares of SSi common stock post-merger, with the existing shareholders of SSi holding approximately 6,544,344 shares of SSi common stock representing approximately 5% of issued and outstanding shares of SSi common stock post-merger. Further, the Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split and increased its authorized common stock to 250,000,000 shares.

(ii)

Dr. Frederic Moll and Andrew Economos contributed $3,000,000 each in interim financing to the Company in anticipation of the Merger. Pursuant to an investment agreement with the Company dated April 7, 2023, which included their $3,000,000 investment and was detailed in the Company’s Current Report on Form 8-K (filed April 14, 2023), Dr. Moll received 7% of SSi’s post-merger issued and outstanding common stock on a fully diluted basis, amounting to 10,149,232 shares. Andrew Economos received 2.86% of SSi’s post-merger issued and outstanding common stock on a fully diluted basis.

Pursuant to the Merger Agreement, at Closing, the holders of CardioVentures common stock also received shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”).The Series A Preferred Shares vote together with shares of SSII common stock as a single class on all matters presented to a vote of shareholders, except as required by law, and entitle the holders of the Series A Preferred Shares to exercise 51% of the total voting power of the Company. The Series A Preferred Shares are not convertible into common stock, do not have any dividend rights and have a nominal liquidation preference. The Series A Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series A Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions. The Series A Preferred Shares will be automatically redeemed by the Company for nominal consideration at such time as the holders of the Series A Preferred Shares own less than 50% of the shares of SSII common stock received in the CardioVentures Merger.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2024, (unaudited) and December 31, 2023 (unaudited):

	September 30,	December 31,
	2024	2023
		(Restated)
Accounts receivable, net of allowances	$5,103,449	$1,901,244
Long Term Receivable	2,382,830	2,365,013
Accounts receivable, net	$7,486,279	$4,266,257

The Company performed an analysis of the trade receivables related to SSI India and as of September 30,2024, determined, based on the deferred payment terms of the contracts, that $2,382,830 may not be due and collectible within one year and thus the Company classified these receivables as long-term receivables.

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

		September 30,	December 31,
		2024	2023
			(Restated)
Cash and cash equivalents		220,364	2,022,276

Fixed Deposit	Lien Against Overdraft Facility	5,529,676	4,962,515
	Lien Against Letter of Credit	24,179	24,041
	Lien Against Bank Guarantee	42,826	43,094
	Lien against Credit card facility	-	-
Restricted cash (Current)		5,596,681	5,029,650

Fixed Deposit	Lien Against Bank Guarantee	309,060	19,233
	Lien against Credit card facility	16,582	16,686
Restricted Cash (Non- current)		325,642	35,919

Total Cash, cash equivalents and restricted cash		6,142,687	7,087,845

We have reclassified Fixed Deposits (FDs), which are subject to withdrawal restrictions, as Restricted Cash. Additionally, Time Deposits with a maturity of over one year have been reclassified as non-current.

HDFC Bank has sanctioned overdraft facilities subject to operational terms and conditions, including payment on demand, comprehensive insurance coverage against all risks of primary security, periodic inspections of the plant by the bank, and submission of monthly stock and financial records to the bank within 30 days after each month-end. Security for this facility includes current assets, plant and machinery, furniture and fixtures, and a personal guarantee from Mr. Sudhir Prem Shrivastava.

The cash credit facility is sanctioned at an interest rate of 9.20% per annum on the working capital overdraft limit and 9.50% per annum on the cash credit limit, with interest payable monthly on the first day of the subsequent month.

Overdraft facility against fixed deposits is sanctioned with an interest rate linked to HDFC Bank’s 3-year MCLR, payable at monthly intervals on the first day of the following month.

The company has secured a bank overdraft facility from HDFC Bank, collateralized by a fixed deposit held with HDFC Bank. This facility includes a withdrawal restriction tied to the fixed deposit.

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

	September 30,	December 31,
	2024	2023
		(Restated)
Receivables from statutory authorities	2,859,376	1,904,859
Prepaid Expense - Stock Compensation current	1,074,991	1,066,991
Security Deposit	147,364	299,540
Other Prepaid- current assets	1,310,644	618,626
Prepaid & Other Current Assets	5,392,375	3,890,017

Prepaid Expense - Stock Compensation non current	3,321,209	4,090,131
Security Deposits	232,341	225,488
Other Prepaid- Non Current Asset	6,778	6,825
Prepaid & Other Non Current Assets	3,560,328	4,322,444

Total Prepaid, Current and Non Current Assets	8,952,703	8,212,462

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

	September 30,	December 31,
	2024	2023
		(Restated)
Accounts Payable	1,854,133	901,550
		0
Payable to statutory authorities	59,430	35,149
Salary Payable	318,206	310,789
Other accrued liabilities	2,730,531	144,002
Other accrued liabilities	3,108,167	489,939

Provision for Gratuity Long term	33,933	33,933
Other accrued liabilities- Non Current	33,933	33,933

Total accounts payable, accrued current and non-current expenses	4,996,233	1,425,422

NOTE 9 - NOTES PAYABLE

In February 2024, the Company raised $2.45 million through a private offering of 7% One-Year Convertible Promissory Notes (the “7% Notes”) from two affiliates ($1,000,000 each), including Sushruta Pvt Ltd. (“Sushruta”) and $450,000 from three other investors to finance its ongoing working capital requirements. The 7% Notes are payable in full after 12 months from the respective dates of issuance of these 7% Notes and are convertible at the election of the noteholder at any time through the maturity date at a per share price of $4.45. Sushruta is a Bahamian holding company, whose principal shareholder is Dr. Sudhir Srivastava, the Chairman, Chief Executive Officer and principal shareholder of SSi.

In April 2024, the Company borrowed $2.0 million from Sushruta to meet working capital needs. The loan is evidenced by two one-year promissory notes (the “One-Year Notes”), in the principal amount of $1.0 million each. The One Year Notes accrue interest at the rate of 7% per annum, which is payable together with principal one year from the date of issuance. In July 2024, the Company borrowed an additional l$500,000 from Sushruta, evidenced by a One-Year Note in such principal amount.

NOTE 10 – BANK OVERDRAFT

Bank Overdraft consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):.

	September 30,	December 31,
	2024	2023
		(restated)
HDFC Bank Limited OD against FDs	$4,570,345	$4,756,389
HDFC Bank Ltd Working Capital Overdraft (WCOD)	$2,517,962	$1,262,537
Bank Overdraft	$7,088,307	$6,018,926

The HDFC Bank OD against FDs of US $ 4,570,345 is secured by Fixed Deposits of US $ 5,529,676 provided by the Company. The HDFC Bank WCOD is secured by all the current assets of the Company. Both HDFC Bank OD against FDs as well as HDFC Bank WCOD facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava. As of September 30, 2024, and December 31, 2023, all financial and non-financial covenants under the bank overdraft facility agreement were compiled with by the company.

HDFC Bank has sanctioned overdraft facilities subject to operational terms and conditions, including payment on demand, comprehensive insurance coverage against all risks of primary security, periodic inspections of the plant by the bank, and submission of monthly stock and financial records to the bank within 30 days after each month-end. Security for this facility includes current assets, plant and machinery, furniture and fixtures, and a personal guarantee from Dr. Sudhir Shrivastava.

The cash credit facility is sanctioned at an interest rate of 9.20% per annum on the working capital overdraft limit and 9.50% per annum on the cash credit limit, with interest payable monthly on the first day of the subsequent month.

Overdraft facility against fixed deposits is sanctioned with an interest rate linked to HDFC Bank’s 3-year MCLR, payable at monthly intervals on the first day of the following month.

NOTE 11 – DEFERRED REVENUE:

Contract liabilities (deferred revenue) consist of advance billings and billings in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract.

Deferred revenue related to the access to our System Sales consisted of the following as of September 30, 2024, (unaudited) and December 31, 2023 (unaudited):

	September 30,	September 30,
	2024	2023
		(Restated)
Deferred revenue— beginning of period	1,095,480	43,917
Additions	2,441,449	622,408
Net changes in liability for pre-existing contracts	3,536,929	666,325
Revenue recognized	90,485	-
Deferred revenue— end of period	3,446,445	666,325

	September 30,	September 30,
	2024	2023
		(Restated)
Deferred revenue expected to be recognized in:
One year or less	982,064	92,261
More than One year	2,464,381	574,064
	3,446,445	666,325

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, par value $0.0001.

On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Srivastava to purchase common stock of the Company under the Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

On March 1, 2024, the Company issued 15,000 shares of common stock to PCG Advisory Inc. in terms of their contract for advisory services to be rendered for a period of eight months commencing on March 1, 2024, and terminating on October 31, 2024. Effective July 1, 2024, this contract was terminated.

In September 2024, the Company issued 125,000 shares of common stock to 5 Doctors/Proctors in India for their ongoing contributions for providing surgeons training support and proctoring surgeries on our recently installed Mantra surgical robotic systems thus helping Company’s expansion plans,

As of September 30, 2024, there were 170,864,381 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 (unaudited) and December 31, 2023 (unaudited), there was US $1,160,649 and $1,567,559 in amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	September 30,	December 31,
	2024	2023
		(Restated)
Receivable from Related party	1,160,649	1,567,559
Receivable from Related party	$1,160,649	1,567,559

In addition to the net balances resulting from transactions between various related parties during the normal course of business, the following additional transactions took place as related party transactions:

In February 2024, the Company raised $2.45 million through a private offering of 7% One-Year Convertible Promissory Notes (the “7% Notes”) from two affiliates ($1,000,000 each), including Sushruta Pvt Ltd. (“Sushruta”) and $450,000 from three other investors to finance its ongoing working capital requirements. The 7% Notes are payable in full after 12 months from the respective dates of issuance of these 7% Notes and are convertible at the election of the noteholder at any time through the maturity date at a per share price of $4.45. Sushruta is a Bahamian holding company, whose principal shareholder is Dr. Sudhir Srivastava, the Chairman, Chief Executive Officer and principal shareholder of the Company.

In April 2024, the Company borrowed $2.0 million from Sushruta to meet working capital needs. The loan is evidenced by two one-year promissory notes (the “One-Year Notes”), in the principal amount of $1.0 million each. The One Year Notes accrue interest at the rate of 7% per annum, which is payable together with principal one year from the date of issuance. In July 2024, the Company borrowed an additional $500,000 from Sushruta, evidenced by a One-Year Note in such principal amount.

In September 2024, with a view to simplify the Company’s corporate structure, CardioVentures and Otto Pvt. Ltd., a Bahamian company (“Otto”), downstream subsidiaries of the Company, entered into an agreement (the “Transfer Agreement”), pursuant to which Otto agreed to transfer to CardioVentures, the ownership interest held by Otto in SSI-India, the Company’s Indian operating subsidiary. As of September 30, 2024, Otto’s ownership interest in SSI-India had been transferred to CardioVentures. However, as a result of the pending litigation regarding Otto in the Bahamas described in Note 15, the Company was unable to execute the transfer in the Bahamas. Accordingly, CardioVentures and Otto cancelled the transfer Agreement and in October 2024, the ownership interest in SSI-India was transferred back to Otto.

NOTE 14 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

	September 30,	December 31,
	2024	2023
Operating leases		(Restated)
Assets
ROU operating lease assets	$2,801,443	$2,657,554

Liabilities
Current portion of operating lease	448,415	396,784
Non Current portion of operating lease	2,480,401	2,351,113
Total long term liabilities	$2,928,816	$2,747,897

	$-	$-

	September 30,	December 30,
	2024	2023
Operating leases		(Restated)
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	5.44	6.19
Ilabs Info Technology Ground Floor	7.67	8.42
Village Chhatarpur-1849-1852-Farm	0.83	1.58
Ilabs Info Technology 1st Floor	5.84	-

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Ilabs Info Technology Ground Floor	12%	12%
Village Chhatarpur-1849-1852-Farm	10%	10%
Ilabs Info Technology 1st Floor	12%	-

September 30,
2024
Future Minimum Payments	4,153,107
Less: Imputed interest	(1,224,291)
Total Lease obligations	2,928,816

NOTE 15 – SUBSEQUENT EVENTS

1.

In October 2024, the Company borrowed another $250,000 from Sushruta to meet certain working capital needs evidenced by an additional One-Year Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC Bank were increased by an additional US$1.08 million.

2.	In April 2024, an ex-shareholder of Otto commenced litigation in the Bahamas, seeking legal confirmation that it holds 9,000 shares (approximately a 9% interest) in Otto. The litigation, in which Otto is one of the defendants, relates to a purported transaction in 2021, at which time Dr. Sudhir Srivastava, the Company’s Chairman, Chief Executive Officer and principal shareholder, was the sole shareholder of Otto. The plaintiff in the litigation alleges that at that time, it acquired the 9,000 Otto shares from Dr. Srivastava. However, as the plaintiff failed to pay the agreed upon consideration for the shares, in July 2022, the shareholding was cancelled. Dr. Srivastava has recently filed an action in the Bahamas to confirm the cancellation of the shares and reconfirm their ownership and both actions are pending in the Bahamian courts. The Bahamian court has issued an interim order to maintain the status quo as it stands today with respect to the 9,000 Otto shares at the center of the dispute, as well as Otto’s shareholdings in SSI-India and SSI-India’s assets during the pendency of the litigation. Based on legal opinions obtained from counsel, the Company believes that there will be a favorable outcome in this case.

Notwithstanding the foregoing, Dr. Srivastava and the Company have entered into an Indemnification Agreement on October 12, 2024, pursuant to which Dr. Srivastava has agreed to fully indemnify the Company for any claims, damages and costs (including legal fees) which it incurs in connection with this litigation or in relation to any of his ventures prior to consummation of the CardioVentures Merger in April 2023.

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

With the SSi Mantra, we are aiming to break down these barriers and accelerate access to surgical robotics technologies in underserved regions of the world.

We are constantly working on making our surgical robotics technology more user-friendly, easy to operate and cost effective so as to make its benefits reach larger communities across the globe. We are relentlessly pursuing our vision of increasing the penetration of robotics surgeries in regions and countries which were hitherto completely forgotten. In this pursuit, we recently set up the first surgical robotic system in the Himalayan nation, Nepal in one of the leading multi-specialty hospitals which has generated tremendous interest in other hospitals also in the region.

The SSi Mantra Surgical Robotic System has received regulatory approvals in India, Indonesia, Nepal, Guatemala and Ecuador. We are at various stages of the regulatory registration process in a number of other countries which accept Indian regulatory body approvals coupled with their own registration requirements for the import of surgical robotic systems into these countries. We have initiated the regulatory approval process in the United States and the EU, with approvals to market anticipated in the latter part of 2025.

Results of Operations

Introduction

The financial statements appearing elsewhere in this Report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSi Mantra” surgical robotic system in India and during the third quarter of 2024, launched an updated version of the system, the SSi Mantra 3. As of September 30, 2024, we have sold 40 systems (including one system as intra-group sale). In addition, we have also installed five systems on a pay-per-use/revenue share basis and two systems are installed in two hospitals in India for clinical evaluation. The intra-group sale system, though eliminated from consolidated revenues of the Company, is currently installed in a rented space in New York for demonstration purposes. As of September 30, 2024, in excess of 2,000 robotic surgical procedures of various types involving varying degrees of complexities have been performed on our SSi Mantra systems installed in India. General surgery and urology constitute almost 70% of these surgical procedures, while 125 cardiac procedures have also been successfully performed using the SSi Mantra.

The following table provides selected balance sheet data for our Company as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited):

	As of	As of
	September 30,	December 31,
Balance Sheet Data	2024	2023
		(Restated)
Cash	$5,817,045	$7,051,926
Total Assets	$37,811,974	$30,825,337
Total Liabilities	$23,919,989	$11,797,914
Total Stockholders’ Equity	$13,891,995	$19,027,423

The Company has been consistently making efforts to raise debt and equity capital to keep its operational growth momentum going and meet the demands of further scaling up its growing operations. To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could face slower revenue growth and slower expansion plans.

Three months ended September 30, 2024, as compared to three months ended September 30, 2023

Revenues. We had revenues of $3,408,706 for the three months ended September 30, 2024, as compared to $1,779,602 for the three months ended September 30, 2023. The Company sold seven surgical robotic systems during the three months ended September 30, 2024.

Research and Development Expenses. Research and development expenses for three months ended September 30, 2024 were $1,300,241, as compared to $293,086 for the three months ended September 30, 2023. Research and development expenses primarily consist of salaries paid to engineers. The increase in the research and development expenses from the 2023 quarter to the 2024 quarter, reflects the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system, leading to the launch of the SSi Mantra 3 during the third quarter of 2024 and further expansion of our product offerings.

Stock Compensation Expense. We had stock compensation expenses of $3,337,465 and nil for three months ended September 30, 2024 and September 30, 2023, respectively. The increase in the stock compensation expense from the 2023 quarter to the 2024 quarter, is primarily the result of the award of stock grants to employees of the Company’s subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra Surgical Robotic System.

Depreciation and amortization expense. We had depreciation and amortization expense of $865,942 for three months ended September 30, 2024, as compared to $39,746 for the three months ended September 30, 2023. Depreciation and amortization expenses primarily consist of depreciation on fixed assets, software, and licenses, as well as the amortization of security deposits and prepaid stock compensation expense.

General and Administrative Expenses. We incurred $1,735,098 in general and administrative expenses for three months ended September 30, 2024, as compared to $453,114 for the three months ended September 30, 2023. Our general and administrative (“G&A”) expenses are comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our G&A expenses to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.

Selling and marketing expenses primarily consist of salaries and benefits, retirement benefits and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding. The increase in G&A expenses resulted from the increased scale of commercial operations during the 2024 quarter, as compared to the 2023 quarter.

Other Income/Expense. We incurred net other income/expense of $183,312 for the three months ended September 30, 2024, as compared to $452,518 during the three months ended September 30, 2023. Other expense consisted mainly of interest expenses related to bank overdraft and other income consisted primarily of interest earned on fixed deposits (offered as security against certain working capital facilities obtained from HDFC bank in India) and finance component in sales on deferred payment basis, due to application of ASC606. The reduction in (net) other income/expense as reflected above was mainly due to increased incidence of recognition of finance component in sales on a deferred payment basis.

Net Loss. We incurred a net loss of $6,119,381 for the three months ended September 30, 2024, as compared to a net loss of $1,222,340 for the three months ended September 30, 2023. This increase in net loss is mainly attributable to the increase in stock compensation expenses described above.

Nine months ended September 30,2024, as compared to nine months ended September 30, 2023

Revenues. We had revenues of $15,025,717 for the nine months ended September 30, 2024, compared to $4,866,287 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company sold 25 surgical robotic systems and installed one system in a leading robotic training institute in India on a revenue share basis.

Research and Development Expenses. Research and development expenses for nine months ended September 30, 2024 were $1,726,359, as compared to $781,817 for the nine months ended September 30, 2023. Research and development expenses primarily consist of salaries paid to engineers. The increase in the research and development expenses from the 2023 period to the 2024 period, reflects the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system, leading to the launch of the SSi Mantra 3 during the third quarter of 2024 and further expansion of our product offerings.

Stock Compensation Expense. We had stock compensation expenses of $6,586,381 and nil for nine months ended September 30, 2024 and September 30, 2023, respectively. The substantial increase in the stock compensation expense from the 2023 period to the 2024 period, year is primarily the result of the award of stock grants to employees of the Company’s subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra Surgical Robotic System.

Depreciation and amortization expense. We had depreciation and amortization expense of $1035,861 for nine months ended September 30, 2024, as compared to $110,663 for the nine months ended September 30, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets, software, and licenses, as well as the amortization of security deposits and prepaid stock compensation expense.

General and Administrative Expenses. We incurred $7,418,541 in G&A for the nine months ended September 30, 2024, as compared to $3,293,479 for the nine months ended September 30,2023. Our G&A expenses is comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our G&A expenses to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.

Selling and marketing expenses primarily consist of salaries and benefits, retirement benefits and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding.

The increase in G&A expenses from the 2023 period to the 2024 period, resulted from the increased scale of commercial operations during 2024 as compared to 2023. The number of staff members increased from 180 at September 30, 2023 to 278 at September 30, 2024. During the same period, the Company further expanded its leased space at its manufacturing and assembly facility in India and leased space in New York where the Company has installed its latest generation SSi Mantra 3 Surgical Robotic System for demonstration purposes. During the nine months ended September 30, 2024, the Company hosted a large scientific exhibition of its SSi Mantra Surgical Robotic System and also participated in various such events both in India and overseas. In July 2024, the Company hosted an event in New York to introduce and showcase its SSi Mantra 3 Surgical Robotic System. Having exported its products to Nepal, Ecuador and Indonesia during this nine month period, the Company’s expense for travel and overseas boarding and lodging of sales and field engineering teams has also increased. There has also been a significant increase in other administrative expenses such as legal, consulting, advisory and audit fees during the nine months ended September 30, 2024, from the comparable period in 2023.

Other Income/Expense. We incurred net other income/ expense of $351,773 for the nine months ended September 30, 2024, as compared to $626,309 for the nine months ended September 30, 2023. Other expense consisted mainly of interest expenses related to bank overdraft and other income mainly consist of interest earned on fixed deposits (offered as security against certain working capital facilities obtained from HDFC bank in India) and finance component in sales on deferred payment basis, due to application of ASC606. The reduction in net other income/expense as reflected above was mainly due to increased incidence of recognition of finance component in sales on deferred payment basis.

Net Loss. We incurred a net loss of $11,699,076 for the nine months ended September 30, 2024, as compared to a net loss of $4,060,806 for the nine months ended September 30, 2023. This increase in net loss is mainly attributable to a significant increase in stock compensation expenses described above.

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

In February 2024, the Company raised $2.45 million through a private offering of 7% One-Year Convertible Promissory Notes (the “7% Notes”) from two affiliates ($1,000,000 each), including Sushruta Pvt Ltd. (“Sushruta”) and $450,000 from three other investors to finance its ongoing working capital requirements. The 7% Notes are payable in full after 12 months from the respective dates of issuance of these 7% Notes and are convertible at the election of the noteholder at any time through the maturity date at a per share price of $4.45. Sushruta is a Bahamian holding company, whose principal shareholder is Dr. Sudhir Srivastava, the Chairman, Chief Executive Officer and principal shareholder of SSi.

In April 2024, the Company borrowed $2.0 million from Sushruta to meet working capital needs. The loan is evidenced by two one-year promissory notes (the “One-Year Notes”), in the principal amount of $1.0 million each. The One Year Notes accrue interest at the rate of 7% per annum, which is payable together with principal one year from the date of issuance. In July 2024, the Company borrowed an additional $500,000 from Sushruta, evidenced by a One-Year Note in such principal amount.

While we have been successful in raising funds to meet our working capital needs to date and believe that we have the resources to do so for the balance of the year, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern. If we cannot obtain adequate financing, then we may be forced to curtail our expansion plans. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Cash Flows used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $5,474,776 resulting from our net loss of $11,699,076 partially offset by non-cash charges of $7,508,241 comprising of depreciation, stock compensation expense, shares issued against services and lease expense and cash used in interest payments of $179,171 and an increase of $1,463,113 in net operating assets and liabilities comprising mainly of prepaid expenses and other current assets and accounts payable and accrued expenses.

During the nine months ended September 30, 2023, net cash used by operating activities was $12,128,972 resulting from our net loss of $4,060,806, partially offset by non-cash charges of $141,380 primarily driven by depreciation and lease expense. During the nine months ended September 30, 2023, we also had cash used in payment of interest of $138,537 and in increase in net operating assets and liabilities, to the extent of $8,348,083 comprising mainly of prepaid expenses and other current assets and accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024 and September 30, 2023, we had net cash used in investing activities of $1,655,495 and $629,247, respectively, which is the net result of cash used in additions to property, plant and equipment and an increase in long term receivables.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we had net cash provided by financing activities of $6,019,381, consisting of $4,950,000 from issuances of 7% Notes and a $1,069,381 increase in bank overdraft.

During the nine months ended September 30, 2023, we had net cash provided by financing activities of $23,043,941 consisting primarily of the conversion into common stock of $19,980,000 in notes payable and a $2,993,894 in bank overdraft.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates included deferred revenue, costs related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As more fully set forth in the “Explanatory Note” appearing on the first page of this Report, the Company has determined that its previously issued financial statements for the years ended December 31, 2023 and December 31, 2022 and the quarters ended June 30, 2023 and September 30, 2023 need to be restated. Based on the need for the restatement and their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30,2024 our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal controls in that:

●	We failed to design controls and procedures to provide reasonable assurance that U.S. GAAP was being properly applied to certain transactions, resulting in the accounting errors described in the Explanatory Note.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

The Company has been addressing and remediating these material weaknesses with the support and assistance of the accounting and financial staff employed by our Indian operating subsidiary. We are enhancing the review process for significant transactions to ensure proper accounting treatment under applicable guidelines and are engaging external experts where necessary to assist in the application of accounting principles to complex transactions. In addition, we are implementing a new ERP system which is designed to integrate all business functions within the accounting and financial department to further address the abovementioned weaknesses.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2024, an ex-shareholder of Otto Pvt Ltd. (“Otto”), a Bahamian company which is a downstream subsidiary of the Company, commenced litigation in the Bahamas, seeking legal confirmation that it holds 9,000 shares (approximately a 9% interest) in Otto. The litigation, in which Otto is one of the defendants, relates to a purported transaction in 2021, at which time Dr. Sudhir Srivastava, the Company’s current Chairman, Chief Executive Officer and principal shareholder, was the sole shareholder of Otto. The plaintiff in the litigation alleges that at that time, it acquired the 9,000 Otto shares from Dr. Srivastava. However, as the plaintiff failed to pay the agreed upon consideration for the shares, in July 2022, the shareholding was cancelled. Dr. Srivastava has recently filed an action in the Bahamas to confirm the cancellation of the shares and reconfirm their ownership and both actions are pending in the Bahamian courts. The Bahamian court has issued an interim order to maintain the status quo as it stands today with respect to the 9,000 Otto shares at the center of the dispute, as well as Otto’s shareholdings in Sudhir Srivastava Innovations Pvt Ltd. (SSI-India), our Indian operating subsidiary, and SSI-India’s assets during the pendency of the litigation. Based on legal opinions obtained from counsel, the Company believes that there will be a favorable outcome in this case.

Notwithstanding the foregoing, Dr. Srivastava and the Company have entered into an Indemnification Agreement on October 12, 2024, pursuant to which Dr. Srivastava has agreed to fully indemnify the Company for any claims, damages and costs (including legal fees) which it incurs in connection with this litigation or in relation to any of his ventures prior to consummation of our acquisition by merger of CardioVentures, Inc. in April 2023.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2024, the Company issued 125,000 shares of common stock in a private transaction to five doctors/proctors in India in consideration of their ongoing contributions for providing surgeon training support and proctoring surgeries on our recently installed SSi Mantra Surgical Robotic Systems.

The foregoing shares of common stock were issued in pursuant to the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended.

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: November 14, 2024	By:	/s/ Anup Sethi
Anup Sethi,
Chief Financial Officer
(Principal Financial and Accounting Officer)