Form 10-K/A
period 2023-12-31
SS Innovations International, Inc.
filed 2024-12-06
CIK 1676163

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $384,536,354.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of December 5, 2024 was 170,864,381 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Unless the context otherwise requires, the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

This Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024 (the “Original Filing”) and our filings under the Securities Exchange Act of 1934, as amended, made with the SEC subsequent to the date of the Original Filing.

FORWARD LOOKING STATEMENTS

This Amendment contains certain statements that constitute forward-looking statements. Any and all statements contained in this Reports that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Those statements appear in this Report, and include statements regarding the intent, belief or current expectations of our Company and management that are subject to known and unknown risks, uncertainties and assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In the Original Filing, as amended by this Amendment (the “Amended Form 10-K”).

Forward-looking statements in the Amended Form 10-K may include, without limitation, statements regarding:

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

(xii)	our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); and

(xiii)	Changes resulting from the restatement of our consolidated financial statements in this Report.

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

i

EXPLANATORY NOTE

On May 3, 2024, the SEC entered an order barring BF Borgers CPA PC (“Borgers”), the Company’s then independent registered public accounting firm, from appearing or practicing before the SEC as an accountant and therefore Borgers could no longer act as the Company’s independent registered public accounting firm. Effective May 13, 2024, the Company dismissed Borgers as its independent registered public accounting firm. Subsequently, the Company engaged BDO India LLP (“BDO”) as the Company’s new independent registered public accounting firm.

Given the circumstances giving rise to Borgers’ dismissal, the Company asked BDO to re-audit SSi’s consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024 (the “Original Filing”). Contemporaneously with the reaudit, the Company also undertook an internal review of certain accounting policies and internal controls and procedures.

In the course of this internal review and while BDO was performing the reaudit, the Company discovered material errors in the prior audited consolidated financial statements included in the Original Filing. As a result, the Company determined that in order to reflect the foregoing, SSi’s consolidated financial statements for the years ended December 31, 2023 and December 31, 2022 included in the Original Filing would need to be restated. An external consulting firm was also appointed by the Company to help perform comprehensive technical accounting evaluations.

Thereafter, the board of directors of the Company, after discussion with management of the matters described above, concluded that the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, included in the Original Filing, should no longer be relied upon due to the reasons stated above. SSi reported the foregoing in a Current Report on Form 8-K, filed with the SEC

This Amendment restates the Company’s previously issued consolidated financial statements and related footnote disclosures as of and for the years ended December 31, 2023, and 2022 included in the Original Filing. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements, in “Item 8. Financial Statements and Supplementary Data” of this Amendment.

In connection with the restatement, management has re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2023, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 9A. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” “Item 9A. Controls and Procedures,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accounting Fees and Services.”

ii

Item 3. Legal Proceedings

In April 2024, an ex-shareholder of Otto Pvt Ltd., an indirect wholly owned Bahamian subsidiary of SSi(“Otto”) commenced litigation in the Bahamas, seeking legal confirmation that it holds 9,000 shares (approximately a 9% interest) in Otto. The litigation, in which Otto is one of the defendants, relates to a purported transaction in 2021, at which time Dr. Sudhir Srivastava, the Company’s Chairman, Chief Executive Officer and principal shareholder, was the sole shareholder of Otto. The plaintiff in the litigation alleges that at that time, it acquired the 9,000 Otto shares from Dr. Srivastava. However, as the plaintiff failed to pay the agreed upon consideration for the shares, in July 2022, the shareholding was cancelled. Dr. Srivastava along with Otto, has recently filed an action in the Bahamas to confirm the cancellation of the shares and reconfirm their ownership and both actions are pending in the Bahamian courts. The Bahamian court has issued an interim order to maintain the status quo as it stands today with respect to the 9,000 Otto shares at the center of the dispute, as well as Otto’s shareholdings in Sudhir Srivastava Innovations Pvt Ltd. (“SSI-India”), our Indian operating subsidiary and SSI-India’s assets during the pendency of the litigation. Based on legal opinions obtained from counsel, the Company believes that there will be a favorable outcome in this case.

Notwithstanding the foregoing, Dr. Srivastava and the Company have entered into an Indemnification Agreement on October 12, 2024, pursuant to which Dr. Srivastava has agreed to fully indemnify the Company for any claims, damages and costs (including legal fees) which it incurs in connection with this litigation or in relation to any of his ventures prior to consummation of the Company’s acquisition by merger of CardioVentures, Inc. in April 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company was originally incorporated in the state of Florida on February 4, 2015, under the name “Avra Surgical Microsystems, Inc.,” and changed its name to “Avra Medical Robotics, Inc.” (“AVRA”) on November 5, 2015.

From inception through April 13, 2023, we were engaged in developing a fully autonomous medical robotic system using proprietary software which integrated Artificial Intelligence and Deep Learning, or Machine Learning. Our research and development efforts were based in Orlando, Florida, where we established a research partnership with the University of Central Florida.

In July and August 2022, AVRA and the management of Cardio Ventures es”) began discussions to explore potential merger synergies, leading to a formal agreement in November 2022 by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures (the “Merger Agreement”). Cardio Ventures was primarily seeking a platform to raise funds in the U.S. to support operations of its subsidiary, SSI India. AVRA’s ability to attract funds from its high-net-worth investors became a focal point in these discussions, presenting a path for AVRA shareholders to also benefit from the merger. Consequently, as part of the merger strategy, AVRA raised funds through convertible notes (at the rate of 7% interest per annum), which were subsequently provided to Cardio Ventures via convertible notes issued by Cardio Ventures. Investors like Andrew Economos and Dr. Fred Moll, both existing AVRA shareholders, contributed to these notes, foreseeing significant commercial benefits and the potential for AVRA’s turnaround post-merger, despite AVRA’s status as an inactive company at the time. On April 14, 2023, we consummated the acquisition of by merger of CardioVentures, Inc pursuant to the Merger Agreement.

The Company is currently engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales of our surgical robotic system and its allied instruments and accessories. Accordingly, the operating results detailed below largely reflect the impact of the consummation of the Reverse Merger transaction in April 2023, when compared with operating results for the corresponding period in 2022.

Our financial performance is largely driven by increasing awareness of the benefits of robotically assisted surgery, improved learning curves for robotic surgeons and the affordability and accessibility of surgical robotic technology. Our financial performance is also dependent on our obtaining regulatory approvals in various regulated markets where we have plans to sell our products. Robotically assisted surgeries are increasingly being recognized as an approved treatment modality from an insurance coverage perspective.

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

During the years ended December 31, 2023, and December 31, 2022, we sold 12 and 3 surgical robotic systems, respectively. In addition, during the year ended December 31, 2023, we also installed 4 systems in four hospitals, belonging to well-known hospital groups in India, for their clinical evaluation in anticipation of orders from these hospital groups. In addition to this, we also installed 3 systems on a pay-per-use basis. These systems were installed in December 2023 and accordingly had not generated any revenue as of December 31, 2023. We also installed one system at the Johns Hopkins Hospital, in Baltimore, Maryland at no cost, for clinical training and ongoing research and development purposes. As such, at the end of December 2023, we had a total of 23 installed systems of which 20 were installed during the year ended December 31, 2023.

Results of Operations

Introduction

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022.

The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected financial data about our Company at December 31, 2023, and December 31, 2022:

Balance Sheet Data

	As of	As of
	December 31,	December 31,
	2023 As Restated	2022* As Restated
Cash	2,022,276	217,177
Restricted cash**	5,065,569	57,448
Total Assets	31,515,994	6,980,533
Total Liabilities	11,797,916	9,659,069
Total Shareholders’ Equity / (deficit)	19,718,078	(2,678,537)

*	Amounts for the year ended December 31, 2022, represent consolidated financial statements for Cardio Ventures Inc. (ultimate holding company before the merger transaction).

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

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

	Year Ended
	December 31,
	2023 As Restated	2022 As Restated
Total Revenue	5,875,314	1,436,147
Cost of revenue	(5,149,786)	(1,375,570)
Gross profit	725,528	60,577
Research & development expense	(1,058,660)	(987,443)
Stock compensation expense	(9,723,492)	-
Depreciation and amortization expense	(152,738)	(96,577)
Selling, general and administrative expense	(10,064,622)	(1,935,149)
Loss from operations	(20,273,984)	(2,958,592)
Other income (expenses)	(604,308)	(255,290)
Net loss	(20,878,292)	(3,213,882)

Year ended December 31, 2023, as compared to year ended December 31, 2022

Total Revenue. During the year ended December 31, 2023, the Company had total revenue of $5,875,314 (comprising $5,225,777 of system sales, $647,766 of instrument sales and $1,771 of warranty sales), compared to total revenue of $1,436,147 (comprising $1,394,824 of system sales, $41,323 of instrument sales and $0 of warranty sales) during the year ended December 31, 2022. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Research and development expense. Research and Development expense during the year ended December 31, 2023, were $1,058,660, as compared to $987,443 for the year ended December 31, 2022. Research and development expense primarily consists of salaries paid to engineers, amounting to $603,071 and $328,173 for the years ended December 31, 2023, and 2022, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had stock compensation expense of $9,723,492 and Nil during the years ended December 31, 2023, and December 31, 2022, respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to employees of the subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $152,738 for the year ended December 31, 2023, as compared to $96,577 in the year ended December 31, 2022. The depreciation and amortization expense primarily consist of depreciation on fixed assets only.

Selling, General and Administrative expense. We incurred $10,064,622 in selling, general and administrative expense (“S,G&A expense”) during the year ended December 31, 2023, as compared to $1,935,149 for the year ended December 31, 2022.

Our SG&A expense comprise of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. S,G&A expense also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our S,G&A expense to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. The increase in S,G&A expense resulted from the increased scale of commercial operations during 2023 as compared to the year ended December 31, 2022.

Other Income (Expense). We have incurred $604,308 in net interest expense during the year ended December 31, 2023 as compared to net interest expense of $255,290 during the year ended December 31, 2022. The increase in interest expense from 2022 to 2023 resulted from an increase in bank borrowings for working capital from HDFC Bank in India.

Net Loss. We incurred a net loss of $20,878,292 for the year ended December 31, 2023, as compared to a net loss of $3,213,882 for the year ended December 31, 2022. The increase in net loss from 2022 to 2023 is primarily the result of the increase in stock compensation expenses and general and administrative expenses of $ 9,723,492 and $ 8,129,473 respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, incurring capital expenditures to have its own manufacturing facility for in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, Sushruta, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the Line of Credit Note did not bear interest and were due and payable on or before the Maturity Date. During the year ended December 31, 2023, Sushruta made advances aggregating to $16,980,000 under the Line of Credit Note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta during the year ended December 31, 2023.

As of December 31, 2023, the Company had shareholders’ equity of $19,718,080 and a working capital surplus of $12,954,941 as compared to shareholders’ deficit of $2,678,536 and a working capital deficit of $3,670,953 as of December 31, 2022.

	Year Ended
	December 31,
	2023 As Restated	2022 As Restated
Net cash provided by operating activities:
Net loss	(20,878,292)	(3,213,882)
Non-cash adjustments	15,580,239	382,440
Change in operating assets and liabilities	(10,072,841)	(3,163,033)
Net cash used in operating activities	(15,370,894)	(5,994,475)
Net cash (used in)/ provided by investing activities	(444,077)	240,818
Net cash provided by financing activities	22,796,286	5,896,161
Net change in cash	6,981,315	142,504
Effect of exchange rate on cash	(168,095)	44,4132
Cash at beginning of year¹	274,625	87,709
Cash at end of year¹	7,087,845	274,625

¹	For cash and cash equivalents and restricted cash, refer Note 6

Cash Flows Used in Operating Activities

Net cash used in operating activities was $15,370,894 for the year ending 31 December 2023, compared to $5,994,475 for the year ending 31 December 2022, reflecting higher cash losses and increased working capital needs due to increased scale of operations. The major drivers contributing to the increase of $9,376,419 in net cash used in operating activities year-over-year included the following:

●	Increase in net cash loss to the extent of $2,466,612 (net of non-cash adjustments) in fiscal 2023 compared to fiscal 2022. Non-cash adjustments included Stock compensation expense, shares issued to an accredited investor for advisory services, operating lease expense and depreciation and amortizations.

●	Increase of $6,909,808 in operating assets and liabilities comprising mainly of an increase of $5,333,127 in inventories and of $2,026,728 in accounts receivables in fiscal 2023 as compared to 2022 and a net decrease of $450,047 in other operating assets and liabilities other than inventories and accounts receivables.

●	As mentioned above, changes in accounts receivable contributed to lower cash flow of $2,026,728 for fiscal 2023 compared to fiscal 2022. Although the Company’s revenue increased from system sales by $3,830,953, from Instruments Sale by $606,442 and from Warranty Sales by $1,771 in fiscal 2023 compared to fiscal 2022 however, a major part of these sales being on deferred payment basis, it has resulted in increase in account receivables.

●	Increased investment in inventory contributed to higher cash outflow of $ 5,333,127 for fiscal 2023 compared to fiscal 2022 due to revenue growth and expansion of business activities.

●	As mentioned above, in the month of April 2023, simultaneous to his investment in the Company, Dr. Frederic Moll has been issued additional shares for a value of $4,463,799 in recognition of his industry status and his strategic advisory contributions to the company and it is recognized as one of the non-cash items.

Cash Flows from Investing Activities

During the year ended December 31, 2023, we had net cash used in investing activities of $444,077, resulting mainly from investment in purchase of equipment.

During the year ended December 31, 2022, we had net cash provided from investing activities of $240,818, resulting mainly from disposal of property plant and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2023, we had net cash, provided by financing activities of $22,796,286, which comprised of $2,480,735 in proceeds from our bank overdraft facility (net), $412,056 in proceeds from issuance of common stock against warrant and options, $16,980,000 in proceeds from issuance of convertible notes to our principal shareholder, $3,000,000 in proceeds from issuance of convertible notes to other investors and $50,000 in proceeds from the exercise of stock options. There was a decrease of $126,505 on account of repayment of term loans.

During the year ended December 31, 2022, we had net cash provided by financing activities of $5,896,161, which comprised of $2,609,630 in proceeds from bank overdraft facility (net), $3,000,000 in proceeds from issuance of convertible notes to other investors and $286,531 in proceeds from a bank term loan.

While we have been successful in raising funds to finance our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurance that we will be able to secure additional funding. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, if we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included discount rate for measuring significant financing component for deferred collections in revenue contracts, fair value of stock options, incremental borrowing rate for leases and useful life of property plant and equipment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8.  Financial Statements and Supplementary Data.

See the Index to the Financial Statements beginning on page F-1 following the signature page of this Amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 3, 2024, the SEC entered an order barring Borgers, the Company’s then independent registered public accounting firm, from appearing or practicing before the SEC as an accountant and therefore Borgers could no longer act as the Company’s independent registered public accounting firm. Effective May 13, 2024, the Company dismissed Borgers as its independent registered public accounting firm. Subsequently, the Company engaged BDO as the Company’s new independent registered public accounting firm. See the “Explanatory Note” appearing on page ii above for more detailed information.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

●	We failed to design controls and procedures to provide reasonable assurance that U.S. GAAP was being properly applied to the matters resulting the restatement of our financial statements, including accounting for merger transaction, recognition of revenue in case of deferred payment sales, recognition of right of use of certain assets and lease liabilities and functional and other classifications, resulting in the accounting errors described in Note 1. Restatement of Previously Issued Consolidated Financial Statements, in “Item 8. Financial Statements and Supplementary Data” of this Amendment.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Remediation Plan

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

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by the Amended Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

As of December 31, 2023, and December 31, 2022, there was $1,567,559 and $1,628,839 in net amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	December 31,	December 31,
	2023 As Restated	2022 As Restated
Receivable from Related party	1,567,559	1,628,839
Receivable from Related party	1,567,559	1,628,839

	December 31,	December 31,
	2023 As Restated	2022 As Restated
Payable to Related party	-	(675,013)
Payable to Related party	-	(675,013)

The receivable/payable balances from/to related parties is across the Company and its related entities in the normal course of business. All such receivable/payable balances are non-interest bearing and are receivable/repayable on demand.

Receivable from related party amounting to $1,567,559 and $1,628,839 as at December 31, 2023 and 2022 respectively, represents proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf. Further, payable to related party amounting to $ 675,013 as at December 31, 2022 represents liability for expenses paid by related entities on behalf of the Company.

In addition to the net balances resulting from transactions between various related parties during the normal course of business, the following additional transactions took place as related party transactions:

a)	On April 15, 2023, the Company executed the Line of Credit Note with Sushruta. Pursuant to the Line of Credit Note, Sushruta, agreed, to make multiple advances to the Company, in its discretion, through the Maturity Date (December 31, 2023), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the Line of Credit Note did not bear interest and were due and payable on or before the Maturity Date. Sushruta had the option to convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 27, 2023, $16,980,000 in advances were outstanding under the Line of Credit Note. On September 27, 2023, Sushruta exercised its option to convert the $16,980,000 in advances that were outstanding under the Line of Credit Note into 22,945,946 shares of our common stock at the conversion price of $0.74 per share.

b)	Effective February 14, 2024, the Company sold $2,450,000 in principal amount of 7% Convertible One-Year Promissory Notes (the “Bridge Notes”) to five investors in a private transaction, one of whom was Sushruta, who subscribed for a $1,000,000 Bridge Note. Interest on Bridge Notes accrues at the rate of 7% per annum and is payable together with the principal amount on the maturity date, which is one year from issuance. At the option of the noteholder, the Bridge Notes may be converted at any time prior to maturity into shares of our common stock at a conversion price of $4.45 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events.

c)	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $ 1,000,000 each, to meet certain working capital needs.

d)	In July 2024, the Company further raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

e)	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount.

c)	The Company has sold two (2) surgical robotic systems to Aster Hospitals Group (One to Aster Hospitals Dubai and another to Aster CMI Hospital, Bangalore, India). Dr. SP Somashekhar, a director of the Company, holds the positions of Chairman - Medical Advisory Board, Aster DM Healthcare - GCC & India and Global Director - Aster International Institute of Oncology - GCC & India.

d)	We have granted stock options to certain of our executive officers as described in “Item 11. Executive Compensation — Outstanding Equity Awards at Year-End” of the Original Filings.

Other than as described above, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Item 14. Principal Accounting Fees and Services.

Subsequent to dismissal of Borgers, the Company engaged BDO as the Company’s new independent registered public accounting firm. The reports of Borgers on the Company’s financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023, and December 31, 2022, and through the date of dismissal on May 13, 2024, there were no disagreements with Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Borgers would have caused Borgers to make reference thereto in its reports on the financial statements for such years.

Fees billed by Borgers for services provided for fiscal 2023 and 2022 were as follows:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees:	$112,500	$68,400
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$112,500	$68,400

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. BDO did not perform any services for the Company in 2023 and any fees for the restatement of consolidated financial statements for the year ended December 31, 2023 and December 31, 2022 will be reported in 2024 in future filings. Any services and fees of BDO are also approved pursuant to the pre-approval policy of the Company.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this Amendment:

2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.1(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)+
10.2	Employment Agreement with Dr, Sudhir Srivastava(2)
10.3	Employment Agreement with Dr. Vishwajyoti P. Srivastava(2)+
10.6	Employment Agreement with Anup Sethi(2)+
10.7	Employment Agreement with Barry F. Cohen(3)+
10.8	Promissory Note made in favor of Sushruta Pvt. Ltd.(3)
10.9	Form of Director Appointment Agreement(1)+
10.10	Form of Indemnification Agreement(1)+
14.1	Code of Ethical Conduct(1)
21.1	List of Subsidiaries(4)
31.1	Section 302 Certification by Chief Executive Officer(5)
31.2	Section 302 Certification by Chief Financial Officer(5)
32.1	Section 906 Certification by Chief Executive Officer(5)
32.2	Section 906 Certification by Chief Financial Officer(5)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2023 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 and incorporated herein by reference.

(4)	Previously Filed with Original Filing.

(5)	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: December 6, 2024	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 6, 2024	By:	/s/ Anup Sethi
Anup Sethi,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SS Innovations International Inc.

405, 3rd Floor, iLabs Info Technology Centre

Udyog Vihar, Phase III

Gurugram, Haryana 122016, India

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SS Innovations International Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities during the year ended December 31, 2023. The Company is dependent on further funding to meet its obligations to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter - Restatement of Consolidated Financial Statements

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2023 and 2022 and for each of the years then ended, have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of the accounting acquirer in the merger transaction

As disclosed in Notes 1 and 4 to the consolidated financial statements, on April 14, 2023, SS Innovations International, Inc. consummated the acquisition of CardioVentures Inc., a Delaware corporation (“CardioVentures”) pursuant to a merger agreement (“the Merger Agreement”), with CardioVentures becoming a wholly-owned subsidiary of AVRA, which was renamed as SS Innovations International, Inc. The Company accounted for the transaction as a reverse recapitalization and concluded that CardioVentures was the accounting acquirer based upon the terms of the Merger Agreement and evaluation of a number of indicative factors.

We identified the evaluation of the Company’s determination of the accounting acquirer as a critical audit matter due to subjective management’s judgments required in evaluating the relative importance of the indicative factors, including the post-combination voting rights, composition of the board of directors and management, the relative size of the entities, ongoing operations post-combination and the minority voting rights. Auditing management’s judgments involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

1.	Reviewing relevant sections of the Merger Agreement and relevant supporting evidences to evaluate the reasonableness of management’s judgments around the composition of the board of directors and senior management of the combined Company after the merger, the relative size of the entities, post-combination ongoing operations and voting rights held by the former shareholder groups to conclude the determination of accounting acquirer.

2.	Evaluating the appropriateness of disclosures in the financial statements is in accordance with ASC 805 – Accounting for business combinations.

(Signed BDO India LLP, P.C.)

We have served as the Company's auditor since 2024.

Gurugram, India

December 06, 2024

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Notes	2023 (As Restated)	2022 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	6	2,022,276	217,177
Restricted cash	6	5,029,650	57,448
Accounts receivable, net	5	1,901,244	156,857
Receivable from related party	14	1,567,559	1,628,839
Inventory, net		7,017,913	904,103
Prepaids and other current assets	7	3,890,017	1,130,811
Total Current Assets		21,428,659	4,095,235

Non- Current Assets:
Property, plant, and equipment, net	3	706,405	417,014
Right of use asset	15	2,657,554	1,498,109
Accounts receivable, net	5	2,365,013	886,263
Restricted cash	6	35,919	-
Prepaids and other non-current assets	7	4,322,444	83,912
Total Non-Current Assets		10,087,335	2,885,298
Total Assets		31,515,994	6,980,533
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	10	6,018,926	3,123,046
Notes payable	9	-	3,000,000
Current maturities of long-term debt	11	510,189	120,880
Current portion of operating lease liabilities	15	396,784	181,900
Accounts payable	8	901,552	165,477
Payable to related party	14	-	675,013
Deferred revenue	12	156,330	1,776
Other accrued liabilities	8	489,939	498,097
Total Current Liabilities		8,473,720	7,766,189

Operating lease liabilities, less current portion	15	2,351,113	1,371,097
Deferred revenue	12	939,150	42,141
Other accrued liabilities	8	33,933	10,626
Long-term borrowings, less current portion	11	-	469,017
Total Non-Current Liabilities		3,324,196	1,892,881

Total Liabilities		11,797,916	9,659,070

Stockholders’ (deficit) equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares and nil shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	13	1	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,711,880 shares and 128,161,013 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	13	17,072	12,817
Non-controlling interest	13	-	-
Accumulated other comprehensive income (loss)		(195,499)	54,599
Common stock to be issued, 12,500 shares	13	50,000	-
Additional paid in capital	13	43,457,937	(12,812)
Capital reserve		899,917	899,917
Accumulated deficit		(24,511,350)	(3,633,058)
Total stockholders’ (deficit) equity		19,718,078	(2,678,537)
Total liabilities and stockholders’ (deficit) equity		31,515,994	6,980,533

The accompanying notes are an integral part of these consolidated financial statement

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31,

		Year ended December 31,
	Notes	2023 (As Restated)	2022 (As Restated)
REVENUES
System sales	12	5,225,777	1,394,824
Instruments sale	12	647,766	41,323
Warranty sales	12	1,771	-
Total revenue		5,875,314	1,436,147
Cost of revenue		(5,149,786)	(1,375,570)
GROSS PROFIT		725,528	60,577

OPERATING EXPENSES:
Research & development expense		1,058,660	987,443
Stock compensation expense	2(n)	9,723,492	-
Depreciation and amortization expense	3	152,738	96,577
Selling, general and administrative expense		10,064,622	1,935,149
TOTAL OPERATING EXPENSES		20,999,512	3,019,169

Loss from operations		(20,273,984)	(2,958,592)

OTHER INCOME (EXPENSE):
Interest expenses		(894,621)	(265,522)
Interest and other income, net		290,313	10,232
TOTAL OTHER INCOME (EXPENSE), NET		(604,308)	(255,290)

LOSS BEFORE INCOME TAXES		(20,878,292)	(3,213,882)
Income tax expense	16	-	-
NET LOSS		(20,878,292)	(3,213,882)

Net loss per share - basic and diluted	2(p)	(0.14)	(0.03)
Weighted average- Basic Shares	2(p)	144,866,674	128,157,040
Weighted average- Diluted Shares	2(p)	152,069,825	128,157,040

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

		2023	2022

NET LOSS		(20,878,292)	(3,213,882)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain/(loss)		(243,089)	46,794
Retirement benefit (net of tax)	17	(7,009)	2,583
TOTAL COMPREHENSIVE LOSS		(21,128,390)	(3,164,505)

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,

	Year ended December 31,
	2023 (As restated)	2022 (As restated)
Cash flows from operating activities:
Net loss	(20,878,292)	(3,213,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	152,738	96,577
Operating lease expense	35,902	30,573
Interest expense (net)	604,308	255,290
Shares issue to investor and advisors	5,063,799	-
Stock compensation expense	9,723,492	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,071,640)	(1,044,912)
Inventory, net	(6,113,810)	(780,683)
Receivables from / payable to related parties	(613,733)	(1,202,408)
Deferred revenue	1,051,563	43,917
Prepaids and other current assets	(1,920,495)	(514,558)
Accounts payable	736,075	128,835
Prepaids and other non current assets	(155,950)	(1,332)
Other accrued liabilities	15,149	208,108
Net cash used in operating activities	(15,370,894)	(5,994,475)
Cash flows from investing activities:
Purchase of / proceeds from sale of property, plant and equipment	(444,077)	240,818
Net cash (used in) / provided by investing activities	(444,077)	240,818
Cash flows from financing activities:
Proceeds from issuance of common stock against warrant and options	412,056	-
Proceeds from issuance of convertible notes to principal shareholder	16,980,000	-
Proceeds from / (repayment of) term loan	(126,505)	286,531
Proceeds from issuance of convertible notes to other investors	3,000,000	3,000,000
Proceeds from bank overdraft facility (net)	2,480,735	2,609,630
Proceeds from warrant exercised pending allotment	50,000	-
Net cash provided by financing activities	22,796,286	5,896,161
Net change in cash	6,981,315	142,504
Effect of exchange rate on cash	(168,095)	44,412
Cash at beginning of year¹	274,625	87,709
Cash at end of year¹	7,087,845	274,625

1 For cash and cash equivalents and restricted cash, refer Note 6

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes into common stock	23,117,903	-

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEAR ENDED DECEMBER 31,

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Non Controlling Interest	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	Amount	Equity

BALANCE AT DECEMBER 31, 2021		-	-	100,000	10	-	-	99,990	(419,176)	899,917	5,222	(352)	585,611
Retroactive application of recapitalization	4	-	-	128,156,013	12,816	-	-	(12,816)	-	-	-	-	-
Shares redeemed	14	-	-	(100,000)	(10)	-	-	(99,990)	-	-	-	352	(99,648)
Common stock issued	14	-	-	5,000	1	-	-	4	-	-	-	-	-
Stock issued for services		-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued		-	-	-	-	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	-	-	(3,213,882)	-	49,377	-	(3,164,505)
BALANCE AT DECEMBER 31, 2022		-	-	128,161,013	12,817	-	-	(12,812)	(3,633,058)	899,917	54,599	-	(2,678,537)

Preferred stock issued	4	5,000	1	-	-	-	-	(1)	-	-	-	-	-
Reverse recapitalization	4	-	-	6,545,531	655	-	-	(655)	-	-	-	-	-
Conversion of notes payable to equity	9&4	-	-	30,593,816	3,059	-	-	23,114,844	-	-	-	-	23,117,903
Stock issued for services	14	-	-	4,562,451	456	-	-	10,630,075	-	-	-	-	10,630,531
Common stock issued against exercise of warrants	14	-	-	90,514	9	12,500	50,000	362,046	-	-	-	-	412,055
Common stock issued against exercise of options	14	-	-	50,000	5	-	-	49,995	-	-	-	-	50,000
Stock grants	14	-	-	718,555	72	-	-	5,575,914	-	-	-	-	5,575,986
Share cancellation	14	-	-	(10,000)	(1)	-	-	1	-	-	-	-	-
Stock compensation	2(n)	-	-	-	-	-	-	3,738,530	-	-	-	-	3,738,530
Net loss		-	-	-	-	-	-	-	(20,878,292)	-	(250,098)	-	(21,128,390)
BALANCE AT DECEMBER 31, 2023		5,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	-	19,718,078

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – FINANCIAL STATEMENTS

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc.

On April 14, 2023, a wholly owned subsidiary of the Company, AVRA-SSI Merger Corporation (Merger Sub) merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information, share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give actual effect to the reverse stock split.

The Transaction (Note 4) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, AVRA was treated as the “acquired” company (“Accounting Acquiree”) and Cardio Ventures Inc., (the accounting acquirer), was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022 CardioVentures has been considered the ultimate holding company.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of SS Innovations International, Inc. and all of its subsidiaries (“Group”).

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

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statement of cash flows for the years ended December 31, 2023 and December 31, 2022, as previously reported in its Form 10-K to reflect the correction of errors arising out of:

i.	Accounting for the merger transaction

ii.	Functional / other reclassification

iii.	Recognition of revenue in case of deferred payment sales

iv.	Recognition of right of use of certain assets and liabilities

v.	Errors / Adjustments

Restatement in 2023

Summary of restatements made in Consolidated Balance Sheets, Consolidated Statements of operations and comprehensive loss and Consolidated Statements of cash flows as of December 31, 2023 and for the year ended 2023 are as follows:

Consolidated Balance Sheets:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
ASSETS
Current Assets:
Cash and cash equivalents	2,022,276	2,022,276	-	-	-	-	-	-
Restricted cash	5,010,725	5,029,650	18,925	-	18,925	-	-	-
Accounts receivable, net	1,647,274	1,901,244	253,970	-	275,328	(555,157)	-	533,799
Receivable from related party	-	1,567,559	1,567,559	-	1,466,463	-	-	101,096
Inventory, net	6,327,256	7,017,913	690,657	-	-	-	-	690,657
Prepaid and other current assets	3,375,168	3,890,017	514,849	(8,678)	(300,033)	-	-	823,560
Total Current Assets	18,382,702	21,428,659	3,045,957	(8,678)	1,460,683	(555,157)	-	2,149,112
Non- Current Assets
Property, plant, and equipment, net	790,164	706,405	(83,759)	(2,283)	(277)	-	-	(81,199)
Right of use asset	2,199,418	2,657,554	458,136	-	-	-	458,136	-
Accounts receivable, net	2,640,341	2,365,013	(275,328)	-	(275,328)	-	-	-
Restricted cash	-	35,919	35,919	-	35,919	-	-	-
Receivable from related party	1,466,463	-	(1,466,463)	-	(1,466,463)	-	-	-
Prepaids and other non current assets	-	4,322,444	4,322,444	-	241,881	-	-	4,080,563
Total Non-Current Assets	7,096,386	10,087,335	2,990,949	(2,283)	(1,464,268)	-	458,136	3,999,364
Total Assets	25,479,088	31,515,994	6,036,906	(10,961)	(3,585)	(555,157)	458,136	6,148,476

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Bank overdraft facility	6,018,926	6,018,926	-	-	-	-	-	-
Current maturities of long-term debt	-	510,189	510,189	-	-	-	-	510,189
Current portion of operating lease liabilities	288,988	396,784	107,796	-	-	-	107,796	-
Accounts payable	900,903	901,552	649	-	-	-	-	649
Deferred tax liability	20,482	-	(20,482)	-	-	-	-	(20,482)
Deferred revenue	-	156,330	156,330	-	-	156,330	-	-
Other accrued liabilities	2,041,372	489,939	(1,551,433)	(5,700)	(939,150)	(728,996)	-	122,413
Total Current Liabilities	9,270,671	8,473,720	(796,951)	(5,700)	(939,150)	(572,666)	107,796	612,769

Operating lease liabilities, less current portion	1,910,432	2,351,113	440,681	-	-	-	440,681	-
Deferred revenue	-	939,150	939,150	-	939,150	-	-	-
Other accrued liabilities	-	33,933	33,933	-	-	-	-	33,933
	1,910,432	3,324,196	1,413,764	-	939,150	-	440,681	33,933
Total Liabilities	11,181,103	11,797,916	616,813	(5,700)	-	(572,666)	548,477	646,702

Stockholders’ (deficit) equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares and nil shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	1	1	-	-	-	-	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,711,880 shares issued and outstanding as of December 31, 2023	17,072	17,072	-	-	-	-	-	-
Accumulated other comprehensive income (loss)	(329,100)	(195,499)	133,601	-	162,384	-	-	(28,783)
Common stock to be issued, 12,500 shares		50,000	50,000	-	50,000	-	-	-
Additional paid in capital	49,039,341	43,457,937	(5,581,404)	(13,042,805)	(50,000)	-	-	7,511,402
Capital reserve	899,917	899,917	-	-	-	-	-	-
Accumulated deficit	(35,329,246)	(24,511,350)	10,817,896	13,037,544	(165,970)	17,509	(90,341)	(1,980,845)
Total stockholders’ (deficit) equity	14,297,985	19,718,078	5,420,093	(5,261)	(3,586)	17,509	(90,341)	5,501,774
Total liabilities and stockholders’ (deficit) equity	25,479,088	31,515,994	6,036,906	(10,961)	(3,586)	(555,157)	458,136	6,148,476

Consolidated Statements of operations and comprehensive loss:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
REVENUE:
System sales	5,692,721	5,225,777	(466,944)	-	(647,766)	180,822	-	-
Instrument sales	-	647,766	647,766	-	647,766	-	-	-
Warranty sales	186,989	1,771	(185,218)	-	-	(185,218)	-	-
Total revenue	5,879,710	5,875,314	(4,396)	-	-	(4,396)	-	-

Cost of revenue	(5,166,263)	(5,149,786)	16,477	-	(258,422)	-	(212,639)	487,538

GROSS PROFIT	713,447	725,528	12,081	-	(258,422)	(4,396)	(212,639)	487,538

OPERATING EXPENSES:
Research & development expense	576,168	1,058,660	482,492	-	343,400	-	139,092	-
Stock compensation expense	13,425,319	9,723,492	(3,701,827)	(1,592,309)	-	-	-	(2,109,518)
Depreciation and amortization expense	-	152,738	152,738	-	153,507	-	-	(769)
Selling, general and administrative expense	5,164,713	10,064,622	4,899,909	(874,991)	844,497	-	214,101	4,716,302
Salaries & payroll expenses	2,215,620	-	(2,215,620)	-	(2,215,620)	-	-	-

TOTAL OPERATING EXPENSES	21,381,820	20,999,512	(382,308)	(2,467,300)	(874,216)	-	353,193	2,606,015

Loss from operations	(20,668,373)	(20,273,984)	394,389	2,467,300	615,794	(4,396)	(565,832)	(2,118,477)

OTHER INCOME (EXPENSE):
Interest expenses	(523,356)	(894,621)	(371,265)	-	(214,164)	-	-	(157,101)
Origination fees	120,000	-	(120,000)	-	-	-	-	(120,000)
Interest and other income, net	129,758	290,313	160,555	(827)	9,885	151,497	-	-
TOTAL OTHER INCOME (EXPENSE), NET	(273,598)	(604,308)	(330,710)	(827)	(204,279)	151,497	-	(277,101)

LOSS BEFORE INCOME TAXES	(20,941,971)	(20,878,292)	63,679	2,466,473	411,515	147,101	(565,832)	(2,395,578)

Income tax expense	-	-	-	-	-	-	-	-

NET LOSS	(20,941,971)	(20,878,292)	63,679	2,466,473	411,515	147,101	(565,832)	(2,395,578)
Consolidated statements of other comprehensive loss
NET LOSS	(20,941,971)	(20,878,292)	63,679	2,466,473	411,515	147,101	(565,832)	(2,395,578)
Foreign currency translation gain/(loss)	(344,621)	(243,089)	101,532					101,532
Retirement benefit (net of tax)	-	(7,009)	(7,009)					(7,009)
TOTAL COMPREHENSIVE LOSS	(21,286,592)	(21,128,390)	158,202	2,466,473	411,515	147,101	(565,832)	(2,301,055)

Consolidated statement of cash flows:

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction[1]	Functional / Other reclassification[2]	Recognition of revenue in case of deferred payment sales[3]	Recognition of right of use of certain assets and liabilities[3]	Errors / Adjustments[4]
Cash flows from operating activities:
Net loss	(20,941,971)	(20,878,292)	63,679	2,466,473	411,515	147,101	(565,832)	(2,395,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	162,624	152,738	(9,886)	-	-	-	-	(9,886)
Operating lease expense	-	35,902	35,902	-	-	-	35,902	-
Interest expense (net)	138,541	604,308	465,767	-	421,217	-	-	44,550
Shares issue to investor and advisors	600,000	5,063,799	4,463,799	-	-	-	-	44,63,799
Stock compensation expense	13,430,704	9,723,492	(3,707,212)	(1,592,309)	-	-	-	(2,114,903)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,054,961)	(3,071,640)	(2,016,679)	-	(2,488,844)	468,691	-	3,474
Inventory, net	(5,471,479)	(6,113,810)	(642,331)	-	-	-	-	(642,331)
Receivables from / payable to related parties	-	(613,733)	(613,733)	-	(512,637)	-	-	(101,096)
Deferred revenue	-	1,051,563	1,051,563	-	-	1,051,563	-	-
Prepaids and other current assets	-	(1,920,495)	(1,920,495)	-	(2,987,486)	-	-	1,066,991
Accounts payable	282,051	736,075	454,023	-	453,376	-	-	647
Deferred tax liability	(115)	-	115	-	-	-	-	115
Prepaids and other non current assets	(2,674,248)	(155,950)	2,518,298	-	(684,542)	-	-	3,202,840
Lease payment	288,982	-	(288,982)	-	-	-	(288,982)	-
Other accrued liabilities	1,787,995	15,149	(1,772,846)	45,529	(1,234,668)	(728,99)	-	145,289

Net cash used in operating activities	(13,451,877)	(15,370,894)	(1,919,016)	-	-	-	-	-
Cash flows from investing activities:
Notes receivables - acquisition	3,000,000	-	(3,000,000)	(3,000,000)	-	-	-	-
Long term receivable	(2,640,341)	-	2,640,341	-	2,640,341	-	-	-
Receivable from related party	104,371		(104,371)	-	(162,376)	-	-	58,005
Purchase of / proceeds from sale of property, plant and equipment	(2,763,385)	(444,077)	2,319,308	9,116	-	-	-	2,310,192
Sale of fixed Assets	-	-	-	-	-	-	-	-
Net cash used in investing activities	(2,299,355)	(444,077)	1,855,278	-	-	-	-	-
Cash flows from financing activities:
Proceed from issuance of common stock against warrant and options	-	412,056	412,056	-	50,000	-	-	362,056
Proceeds of Bank overdraft Facility (net)	(2,051,353)	-	2,051,353	-	-	-	-	2,051,353
Repayment of term loan	(120,880)	(126,505)	(5,625)	-	1,131	-	-	(6,756)
Proceeds from securities offering	808,244	-	(808,244)	-	-	-	-	(808,244)
Repayment of warrants	(12,360)	-	12,360	-	-	-	-	12,360
Proceeds from issuance of convertible notes to principal shareholder	22,980,000	16,980,000	(6,000,000)	(6,000,000)	-	-	-	-
Proceeds from issuance of convertible notes to other investors	-	3,000,000	3,000,000	3,000,000	-	-	-	-
Proceeds from warrant exercised pending allotment	100,000	50,000	(50,000)	-	(50,000)	-	-	-
Repayments of Notes payable	(7,000,000)	-	7,000,000	7,000,000	-	-	-	-
Proceed from bank overdraft facility (net)	-	2,480,735	2,480,735	-	-	-	-	2,480,735
Right of use liability, non current portion	1,910,432	-	(1,910,432)	-	-	-	-	(1,910,432)
Net cash provided by financing activities	16,614,083	22,796,286	6,182,203
Net change in cash	862,849	6,981,315	6,118,466
Effect of exchange rate on cash	(344,621)	(168,095)	176,527
Cash at beginning of year	1,504,049	274,625	(1,229,424)
Cash at end of year	2,022,277	7,087,845	5,065,568

Restatements in 2022

Summary of restatements made in Consolidated Balance Sheets, Consolidated Statements of operations and comprehensive loss and Consolidated Statements of cash flows as of December 31, 2022 and for the year ended 2022 are as follows:

Consolidated balance sheet:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
ASSETS
Current Assets:
Cash and cash equivalents	1,504,049	217,177	(1,286,872)	(1,351,364)	63,492	-	-	1,000
Restricted cash	63,492	57,448	(6,044)	-	(6,044)	-	-	-
Accounts receivable, net	592,313	156,857	(435,456)	-	(886,263)	(86,467)	-	537,274
Receivable from related party	-	1,628,839	1,628,839	-	1,628,839	-	-	-
Notes receivable	3,000,000	-	(3,000,000)	(3,000,000)	-	-	-	-
Inventory, net	855,777	904,103	48,326	-	-	-	-	48,326
Prepaid and other current assets	700,920	1,130,811	429,891	(8,678)	384,509	-	-	54,060
Total Current Assets	6,716,551	4,095,235	(2,621,316)	(4,360,042)	1,184,533	(86,467)	-	640,660
Non-Current Assets
Property, plant, and equipment, net	388,820	417,014	28,194	(11,399)	(2,233)	-	-	41,826
Right of use asset	-	1,498,109	1,498,109	-	-	-	1,498,109	-
Accounts receivable, net	-	886,263	886,263	-	886,263	-	-	-
Receivable from related party	1,570,833	-	(1,570,833)	-	(1,628,838)	-	-	58,005
Prepaids and other non current assets	-	83,912	83,912	-	90,754	-	-	(6,842)
Total Non-Current assets	1,959,653	2,885,298	925,645	(11,399)	(654,054)	-	1,498,109	92,989
Total assets	8,676,204	6,980,533	(1,695,671)	(4,371,441)	530,479	(86,467)	1,498,109	733,649

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank overdraft facility	3,123,046	3,123,046	-	-	-	-	-	-
Notes payable	7,000,000	3,000,000	(4,000,000)	(4,000,000)	-	-	-	-
Current maturities of long-term debt	120,880	120,880	-	-	-	-	-	-
Current portion of operating lease liabilities	-	181,900	181,900	-	-	-	(181,900)	-
Accounts payable	618,852	165,477	(453,376)	-	453,376	-	-	-
Payable to related party	-	675,013	(675,013)	-	675,013	-	-	-
Deferred tax liability	20,597	-	(20,597)	-	-	-	-	(20,597)
Deferred revenue	-	1,776	1,776	-	-	1,776	-	-
Other accrued liabilities	253,377	498,097	244,720	(51,228)	295,518	-	-	430
Total current liabilities	11,136,752	7,766,189	(3,370,564)	(4,051,228)	517,155	1,776	181,900	(20,167)

Operating lease liabilities, less current portion	-	1,371,097	1,371,097	-	-	-	1,371,097	-
Deferred revenue	-	42,141	42,141	-	42,141	-	-	-
Other accrued liabilities	-	10,626	10,626	-	-	-	-	10,626
Long-term borrowings, less current portion	-	469,017	469,017	-	642	-	-	468,374
	-	1,892,881	1,892,881	-	42,783	-	1,371,097	479,000
Total liabilities	11,136,752	9,659,070	(1,477,683)	(4,051,228)	559,938	1,776	1,552,997	458,833

Stockholders’ (deficit) equity:
Common stock, 250,000,000 shares authorized, $0.0001 par value, 128,161,013 shares issued and outstanding as of December 31, 2022	5,389	12,817	7,427	(5,389)	-	-	-	12,816
Accumulated other comprehensive income (loss)	15,521	54,599	39,078	-	34,573	-	-	4,505
Additional paid in capital	11,005,895	(12,812)	(11,018,707)	(11,005,895)	-	-	-	(12,812)
Capital reserve	899,917	899,917	-	-	-	-	-	-
Accumulated deficit	(14,387,269)	(3,633,058)	10,754,212	10,691,071	(64,032)	(88,243)	54,888	270,305
Total stockholders’ (deficit) equity	(2,460,547)	(2,678,537)	217,989	(320,213)	(29,459)	(88,243)	54,888	274,814
Total liabilities and stockholders’ (deficit) equity	8,676,205	6,980,533	(1,695,672)	(4,371,441)	530,479	(86,467)	1,498,109	733,649

Consolidated Statements of operations and comprehensive loss

REVENUES:
System sales	1,438,969	1,394,824	(44,145)	-	(41,323)	(2,822)	-	-
Instrument sales	-	41,323	41,323	-	41,323	-	-	-
Warranty sales	19,346	-	(19,346)	-	-	(19,346)	-	-

Total revenue	1,458,315	1,436,147	(22,168)	-	-	(22,168)	-	-

Cost of revenue	(968,721)	(1,375,570)	(406,849)	-	(245,073)	-	(89,182)	(72,594)

GROSS PROFIT	489,594	60,577	(429,017)	-	(245,073)	(22,168)	(89,182)	(72,594)

OPERATING EXPENSES:

Research & development expense	83,282	987,443	904,161	(72,959)	854,238	-	122,882	-
Stock compensation expense	1,135,468	-	(1,135,468)	(1,135,468)	-	-	-	-
Depreciation and amortization expense	-	96,577	96,577	-	92,287	-	-	4,291
Selling, general and administrative expense	3,251,794	1,935,149	(1,316,645)	(1,239,179)	(264,487)	-	181,497	5,524
Salaries & payroll expense	1,698,283	-	(1,698,283)	-	(1,698,283)	-	-	-
TOTAL OPERATING EXPENSES	6,168,827	3,019,169	(3,149,658)	(2,447,606)	(1,016,245)	-	304,379	9,815

Loss from operations	(5,679,233)	(2,958,592)	2,720,641	2,447,606	771,172	(22,168)	(393,561)	(82,409)

OTHER INCOME (EXPENSE):
Interest expenses	(161,999)	(265,522)	(103,523)	-	(104,844)	-	-	1,321
Interest and other income, net	239,728	10,232	(229,496)	(234,594)	-	-	2,994	2,104

LOSS BEFORE INCOME TAXES	(5,601,504)	(3,213,882)	2,387,622	2,213,012	666,328	(19,174)	(393,561)	(78,984)

Income tax expense	-	-	-	-	-	-	-	-

NET LOSS	(5,601,504)	(3,213,882)	2,387,622	2,213,012	666,328	(19,174)	(393,561)	(78,984)
Consolidated statement of other comprehensive loss:
NET LOSS	(5,601,504)	(3,213,882)	2,387,622	2,213,012	666,328	(19,174)	(393,561)	(78,984)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain /(loss)	15,521	46,794	31,273					31,273
Retirement benefit (net of tax)	-	2,583	2,583					2,583
TOTAL COMPREHENSIVE LOSS	(5,585,983)	(3,164,505)	2,421,478	2,213,012	666,328	(19,174)	(393,561)	(45,128)

Consolidated statement of cash flows:

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction[1]	Functional / Other reclassification[2]	Recognition of revenue in case of deferred payment sales[3]	Recognition of right of use of certain assets and liabilities[3]	Errors / Adjustments[4]
Cash flows from operating activities:
Net loss	(5,601,504)	(3,213,882)	2,387,622	2,213,012	666,328	(19,174)	(393,561)	(78,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,901	96,577	(32,324)	-	-	-	-	(32,324)
Operating lease expense	-	30,573	30,573	-	-	-	3,93,561	(3,62,988)
Interest expenses (net)	-	255,290	255,290	-	255,290	-	-	-
Stock compensation expense	865,468	-	(865,468)	-	-	-	-	(865,468)
Changes in operating assets and liabilities:
Accounts receivable, net		(1,044,912)	(1,044,912)	-	-	-	-	(1,044,912)
Inventory, net		(780,683)	(780,683)	-	-	-	-	(780,683)
Receivables from / payable to related parties	-	(1,202,408)	(1,202,408)	-	(1,114,968)	-	-	(87,440)
Deferred revenue	-	43,917	43,917	-	-	-	-	43,917
Prepaids and other current assets	-	(514,558)	(514,558)	-	-	-	-	(514,558)
Accounts payable	-	128,835	128,835	-	-	-	-	128,835
Prepaids and other non current assets	-	(1,332)	(1,332)	-	-	-	-	(1,332)
Prepaid expenses and other assets	(1,054,302)	-	1,054,302	-	-	-	-	1,054,302
Accounts payable and other accrued liabilities	106,093	-	(106,093)	-	-	-	-	(106,093)
Other accrued liabilities	-	208,108	208,108	-	-	-	-	208,108
Net cash used in operating activities	(5,555,344)	(5,994,475)	(439,131)
Cash flows from investing activities:
Notes receivables - acquisition	(3,000,000)	-	3,000,000	-	-	-	-	3,000,000
Sale of fixed assets	484,510	-	(484,510)	-	-	-	-	(484,510)
Purchase of / proceeds from sale of property, plant and equipment	(220,324)	240,818	461,142	-	-	-	-	461,142
Net cash provided by investing activities	(2,735,814)	240,818	2,976,633
Cash flows from financing activities:

Repayment of promissory note	(145,000)	-	145,000	-	-	-	-	145,000
Proceeds of bank overdraft facility	2,583,798	2,609,630	25,832	-	25,832	-	-	-
Proceeds from / (Repayment of) term loan	-	286,531	286,531	-	303,828	-	-	(17,297)
Proceeds from securities offering	1,500,431	-	(1,500,431)	-	-	-	-	(1,500,431)
Proceeds from 7% convertible Promissory note	4,000,000	-	(4,000,000)	-	-	-	-	(4,000,000)
Treasury stock	26,000	-	(26,000)	-	-	-	-	26,000
Proceeds from issuance of convertible notes to other investors	3,000,000	3,000,000	-	-	-	-	-	--
Repayments of loan (related party)	(1,670,834)	-	1,670,834	-	-	-	-	1,670,834
Net cash provided by financing activities	9,294,395	5,896,161	(3,398,234)
Net change in cash	1,003,236	142,504	(860,733)
Effect of exchange rate on cash	69,189	44,412	(24,776)
Cash at beginning of year	431,624	87,709	(343,915)
Cash at end of year	1,504,049	274,625	(1,229,424)

Restatement in 2021

Summary of restatements made in Consolidated stockholder’s equity as at December 31, 2021 are as follows:

Particulars	As previously reported	As restated	Changes	Accounting for the merger transaction[1]	Functional / Other reclassification[2]	Recognition of revenue in case of deferred payment sales[3]	Recognition of right of use of certain assets and liabilities[3]	Errors / Adjustments[4]
Common stock, 100,000 shares authorized, $1 par value, 100,000 shares issued and outstanding as of December 31, 2021	100,000	100,000	-	-	-	-	-	-
Non-controlling interest	-	(352)	352	-	-	-	-	352
Translation adjustment	(3,390)	5,222	(8,612)	-		-	-	(8,612)
Short provision for income tax	(779)	-	(779)	-	(779)	-	-	-
Retained earnings	(357,205)	(419,176)	61,971	-			29,023	32,948
Capital reserve	899,917	899,917	-	-	-	-	-	-
Total stockholders’ (deficit) equity	638,544	585,611	52,932	-	(779)	-	29,023	24,688

(1) Accounting for merger transaction

Background

On April 14, 2023, SSII (earlier known as ‘AVRA Medical Robotics Inc’ or ‘AVRA’) consummated the acquisition of Cardio Ventures, Inc., a Delaware corporation (“Cardio Ventures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), Cardio Ventures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in Cardio Ventures. Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into Cardio Ventures (the “Cardio Ventures Merger”). Further, the Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split and increased its authorized common stock to 250,000,000 shares.

Before

In the previously filed financial statements 10K for the year ended December 31, 2023, the Merger transaction was referred as being accounted for as a reverse-merger in the nature of recapitalization in accordance with ASC 805. As per the Note 1 of Form 10K originally filed, SSII was treated as the acquirer and AVRA was the acquired company. In the previous financial statements, the opening balance incorrectly included the combined assets and liabilities of both AVRA and Cardio Ventures for year ended December 31, 2022. Consequently, the assets and liabilities and operations presented in the comparative financial statements prior to the merger were consolidated assets and liabilities of AVRA and SSII recorded at historical cost basis.

After

Upon review of merger agreements and related technical accounting guidance available in ASC 805, it was determined that AVRA’s assets and liabilities should have been recorded at their fair value as of the date of merger and comparative balances for the year ended December 31, 2022 should be considered only for Cardio Ventures at historical cost basis, being the accounting acquirer in the merger transaction. The fair value of assets and liabilities of AVRA was assessed as nil at the time of the merger. This revaluation resulted in a change in the recorded amounts for the acquired assets, which has now been appropriately reflected in the restated financial statements.

Additionally, the amount recognized as issued equity interests in the consolidated financial statements was determined by considering the equity interests of Cardio Ventures outstanding immediately before the business combination. In accordance with ASC 805, the equity structure (the number and type of equity interests issued) reflects that of AVRA, including the equity interests issued by AVRA to effect the merger as reverse recapitalization. As a result, the equity structure of Cardio Ventures (the accounting acquirer) has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares issued by the legal parent (AVRA, the accounting acquiree) in the merger.

Impact on restated consolidated financial statements for year ended December 31, 2023

The Company identified that fair value of assets and liabilities of AVRA was assessed as nil at the time of merger.

Additionally, the Company excluded Accumulated deficit and Additional paid in Capital pertaining to AVRA as per ASC 805.

Further, Selling, general and administrative expenses and stock compensation expenses amounting to $ 874,991 and $1,592,309 respectively were excluded as they relate to the expenses incurred by AVRA before merger and the same is not to be included in the consolidated statement of operations and comprehensive loss subsequent to merger as per the guidance of ASC-805 reverse recapitalization.

Impact on restated consolidated financial statements for year ended December 31, 2022

The Company identified that as per ASC 805, balances pertaining to AVRA as at and for the year ended December 31, 2022 should not have been included in the consolidated financial statements for the Company. Accordingly, the Company excluded all such balances of AVRA in the restated consolidated financial statements. This led to exclusion in the balances of cash and cash equivalents $1,351,364, prepaid and other current assets $8,678, notes receivable $3,000,000, property, plant, and equipment $11,399, notes payable to related Party $4,000,000 and other accrued liabilities $51,229.

Additionally, the Company excludes previously reported common stock, Accumulated deficit and additional paid in capital pertaining to AVRA as per ASC 805. Subsequently, the Company recorded common stock pertaining to Cardio Ventures and duly adjusted the effect of reverse recapitalization as per ASC 805.

Further, Selling, general and administrative expense, Research and development expense, Stock compensation expense and Interest and other income, net amounting to $ 1,239,179, $72,959, $1,135,468 and $234,594 respectively were not included as they relate to the expenses incurred by AVRA before merger and the same is not to be included in the consolidated statement of operations and comprehensive loss subsequent to merger as per the guidance of ASC-805 reverse recapitalization.

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the year ended December 31, 2023 and December 31, 2022.

(2) Functional / Other reclassifications

In 2023, the Company conducted an in-depth review of its functional expense classification and other reclassifications resulting in more appropriate allocation of costs based on their specific business functions. The following adjustments have been implemented:

1. Reclassification of lease expenses related to Production (COGS) and Research & Development (R&D) from Sales General & Administration cost (SG&A)

Previously, lease expenses related to production and R&D activities were grouped under SG&A expenses. As a result of the review, these costs have now been reclassified to more accurately reflect their functional relationship with core business activities.

Lease expenses for production-related activities are now included under cost of revenue, as they are directly tied to the production process.

Lease expenses for R&D activities are now classified under R&D expenses, ensuring that these costs are appropriately aligned with innovative efforts and accurately allocated based on the proper assumptions regarding their direct contribution to the Company’s research and development initiatives.

This reclassification provides a clearer picture of how the Company allocates resources toward both operational production and future product development.

2. Salaries and Related Expenses in COGS, R&D and SG&A

Previously, salaries and related expenses were shown directly as a separate line in the statement of Income and Other comprehensive loss. Following further evaluation, these expenses have been reclassified between COGS, R&D and SG&A.

Salaries and benefits for production staff are now included under COGS, aligning them more accurately with the Company’s production costs. This enhances the calculation of gross profit margins and ensures the expenses are matched with the corresponding revenue.

Salaries for R&D personnel have been classified exclusively in R&D expenses, properly attributing costs to the development of new products and technologies and reflecting the Company’s ongoing investment in innovation.

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in consolidated balance sheet and consolidated statement of cash flows

We noted that there are reclassifications required in the consolidated balance sheets and consolidated statements of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

4. Reclassifications in Stockholders’ (deficit) equity: -

The difference in Short Provision for Income Tax of $779 relates to tax payable wrongly classified earlier, now reclassified to other accrued liability.

Impact on restated consolidated financial statements for year ended December 31, 2023 and 2022

(A) Reclassifications in consolidated balance sheet and consolidated statements of cash flows

Reclassifications were of below nature:

1.	Cash and cash equivalent: As at December 31, 2022, reclassification of $63,492 from prepaid and other current asset to cash and cash equivalents, being short term fixed deposits.

2.	Restricted Cash: - 1. Fixed deposits against Bank guarantee of $43,094 earlier classified under Prepaid and other current assets have now been reclassified to Restricted Cash Current, 2. Fixed Deposits against Credit card facility of $16,685 was reclassified to Restricted Cash Non-Current, 3. Fixed Deposits with no withdrawal restrictions amounting to $7,483 was reclassified under Prepaid and other non-current assets. (As at December 31, 2022, Amount of $6,044 relates to fixed deposits which are not on lien, hence reclassified to Prepaid and other non-current assets.)

3.	Accounts receivable of $ 275,328 are reclassified from non-current to current based on their due date of collection as per contract with customers. (As at December 31, 2022, $ 886,263 relates to balance which would be receivable over more than 1 year, accordingly the present value of the balance receivable is reclassified under Accounts receivables (non-current assets).

4.	Receivables from related parties of $ 1,466,463 (As at December 31, 2022, $ 1,628,839) reclassified from non-current to current based on their due date of collection.

5.	Prepaids and other current assets: - 1. Security Deposit of $ 229,387 pertaining to long term lease earlier classified under Prepaid Current assets now reclassified to Prepaid non-current assets. 2. Bank Guarantee & EMD Tenders of $ 62,327 classified as Restricted cash current and Restricted cash noncurrent. (As at December 31, 2022 1. Reclassification of deposits with lien amounting to $ 57,448 to restricted cash (current), 2. Reclassification of amount $ 71,830 relating to security deposits to prepaid and other non-current assets, 3. Due to reclassification of advance from customer to other accrued liability amounting to $ 248,447, 4. Reclassification of $ 275,694 from accounts payable relating to advances paid to vendors, 5. Reclassification of $ 14,542 relating to tax payable reclassified to other accrued liability.)

6	Property, plant, and equipment, net: - As at December 31, 2022, $ 2,233 amount relates to intangibles software which were capitalized now being reclassified in prepaid and other current assets.

7.	Deferred revenue (non-current): - Separate disclosure of deferred revenue non-current by reclassifying it from other accrued liabilities amounting to $ 939,150 as at December 31, 2023. (As at December 31, 2022 deferred revenue non-current reclassified from other accrued liabilities amounting to $ 42,141.)

8.	Accounts payable: - As at December 31, 2022, 1. Reclassification of $ 675,013 to payable to related party as separate line item, 2. Amount of advance to vendors knocked off earlier amounting to $ 298,038 to prepaid and other current asset, 3. Salary payable of $ 75,006 reclassified to other accrued liability.

9.	Other accrued liabilities: - As at December 31, 2022, 1. Due to reclassification of advance from customer from prepaid and other current assets amounting to $ 247,161, 2. Reclassification of $ 14,542 relating to tax payable reclassified from prepaid and other current assets.

Differential impact of above adjustments have been corrected in the consolidated statement of cash flows for the year ended December 31, 2023 and December 31, 2022.

(B) Reclassifications Consolidated Statements of operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

1.	Operating expenses are now reclassified functionally, encompassing Cost of revenue, Selling, general and administrative expenses and Research and development expense. This reclassification has resulted in an increase in the Cost of Revenue by $ 258,422, SG&A by $ 844,497 and R&D by $ 343,400 respectively (for the year ended December 31, 2022, Cost of Revenue by $ 245,073, SG&A by $ 264,487 and R&D by $ 854,238 respectively). Also, depreciation expense now disclosed separately $ 152,738 (for the year ended December 31, 2022, 92,287).

(ii)	Other reclassifications

1.	In the financial reporting structure, total revenue is now detailed into three categories: System Sales, Warranty Sales, and Instrument Sales. Earlier this year, Instrument Sales were not disclosed separately, which has been effected now. Consequently, in restated financial statements, System Sales is now reduced by $647,766 (for the year ended December 31, 2022 $ 41,323) and is disclosed as Instrument sales specifically to reflect this refined categorization.

2.	Interest expenses related to credit notes and discounts on credit note have been reclassified from Selling, General, and Administrative Expenses to Interest Expense. This reclassification amounts to $214,164 (for the year ended December 31, 2022, $104,844), aligning the reporting with appropriate expense categorization standards.

(3) Correction of accounting policies misapplications

A. Revenue recognition

Background

The Company identified that it had inadvertently failed to apply some of the relevant provisions of ASC 606, “Revenue from Contacts,” accordingly, in the preparation of our revised financial statements for the year ended December 31, 2023, and December 31, 2022, we have revised our revenue recognition policy to incorporate discounting for the present value of expected revenue.

Before

In previously filed financial statements, our revenue was recognized at nominal values without considering the time value of money. Also, in previously filed financial statements, the Company recognized revenue from maintenance and warranty services starting in the first year following delivery. Further, the Company included deferred revenue within the accrued liabilities.

After

The decision to adopt a discounting approach arises from our commitment to providing stakeholders with a more precise representation of our revenue streams. By discounting future cash flows to their present value, we ensure that our revenue reflects the economic reality of our transactions, considering the timing of cash receipts. This adjustment aligns our financial statements with the best practices in revenue recognition and improves the comparability of our financial information across periods.

However, after management’s evaluation, it has been determined that the first year post-delivery is classified as a standard warranty period, with extended comprehensive maintenance and warranty services commencing in the second year. The services offered under the extended maintenance and warranty agreements are consumed by customers concurrently with the Company’s performance of those services. In line with ASC 606-10-25-27, revenue from maintenance and warranty services is to be recognized over the term of the comprehensive maintenance and warranty agreements. As a result, any advance revenue received will be recorded as deferred revenue until the related performance obligations are fulfilled.

Also, deferred revenue has now been reclassified as a separate line item on the Balance Sheet, in accordance with U.S. GAAP guidelines. Additionally, deferred revenue has now been divided into short-term and long-term classifications based on when revenue is expected to be recognized. These adjustments provide more clarity and transparency.

Moreover, the Company has now separated revenue into instrument sales and system sales. This differentiation enables a more detailed understanding of the revenue streams and their respective recognition patterns. Revenue from instrument sales and system sales will now be recorded separately on the consolidated statement of operation and comprehensive loss, reflecting the distinct performance obligations and timing of revenue recognition for each category.

Impact on restated consolidated financial statements for year ended December 31, 2023 and 2022

The Company identified that revenue and accounts receivable were incorrectly recorded due to the financing component of trade receivables and deferred revenue, which is to be recovered and recognized after one year from the balance sheet date according to purchase order terms. In line with ASC 606, correction were made to reflect the financing component in accounts receivable and revenue.

Long term account receivables balances were presented at gross basis in previously filed consolidated financial statements. However, as per ASC 606, revenue contract in which company have significant financing component in consideration receivable from customers, the net sales and related debtor balance should be accounted at the present value of the future cash flow and the interest component related to financing component should be recorded over the period of contract. Accordingly, the Company restated the account receivable balances on net level to provide impact of significant financing component and reduced trade receivable by $ 555,157 (as at December 31, 2022, $ 86,467).

Also, warranty income is recognized once the performance obligation condition is fulfilled. To be in line with this provision, unrealized warranty income included in the revenue were reversed and recorded as Deferred revenue in Balance sheet till the time performance obligation relation to this is not fulfilled. Accordingly $ 1,095,480 (as at December 31, 2022, $ 43,917) was recorded as deferred revenue during the year and further the same was reclassed as current and non-current $ 156,330 and $ 939,150, respectively (as at December 31, 2022, $ 1,776 and $ 42,141, respectively) in these restated financial statements.

Deferred revenue recorded earlier amounting to $ 728,996 in Other accrued liabilities was reversed as the same was not as per ASC 606 principles.

Interest Income for the current period is related to unwinding of account receivable balances recorded as interest income of $ 151,497 which is adjusted with the net of System & Warranty sale of $ 4,396 (year ended December 31, 2022, $ 22,168) in consolidated statement of Income and other comprehensive income.

B. Lease

Before

For the years ended December 31, 2023 and December 31, 2022, the Company identified that it had inadvertently failed to apply ASC 842, “Leases,” to certain operating lease arrangements.

Upon further review, the Company also determined that similar issues impacted the consolidated financial statements for the years ended December 31, 2022 and December 31, 2021. During these periods, while preparing the consolidated financial statements, the Company inadvertently failed to apply ASC 842 to all of their lease agreements. This resulted in the exclusion of material lease liabilities and related right-of-use assets from the financial statements.

After

In conjunction with the correction of the lease accounting, the Company has also updated its incremental borrowing rates used to measure lease liabilities and right-of-use assets. The revised rates are now more reflective of the Company’s current borrowing conditions and have been applied retrospectively to all affected lease arrangements.

Impact on Financial Statements: The restatement is expected to primarily affect:

Lease Liabilities: Previously unrecorded liabilities associated with the identified leases will be recognized.

Right-of-Use Assets: Corresponding assets related to the identified lease arrangements will be recognized.

Lease Expenses: Adjustments will be made to accurately reflect lease-related expenses, including interest and depreciation charges for the right-of-use assets.

Impact on restated consolidated financial statements for the year ended December 31, 2023 and 2022

The Company identified that it had not applied principles of ASC 842 for the operating leases and had directly recorded lease payments as expenses in the consolidated statements of operations and comprehensive loss. As per ASC 842, if a Company enters into an operating lease contract for a specific period of time, it shall discount the future lease payments over the lease terms using incremental borrowing rate and consequently record the Right To Use Assets (ROU) and Lease liabilities. The ROU is amortized over the lease term and finance cost is recorded on lease liability over the lease terms. Accordingly, Restatement adjustment of $458,136 (as at December 31, 2022, $ 1,498,109) was recorded to correct the balances of ROU in line with the above provision of ASC 842. Classification of current and non-current amount of lease liability corrected by $107,796 and $ 440,681 respectively (as at December 31, 2022, $ 181,900 and $ 1,371,097 respectively). Further lease expenses were classified based on Functional classification as $214,101 as Selling, general and administrative expense, $ 212,639 as cost of revenue expense and $ 139,092 as Research and development expense (for the year ended December 31, 2022 lease expense classified amounting to $ 181,497 as Selling, general and administrative expense, $ 89,182 as cost of revenue expense and $ 122,882 as Research and development expense).

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the year ended December 31, 2023 and December 31, 2022.

4. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are the major error corrections made:

(i)	Reinstatement of liability for letter of credit (with recourse): The Company had earlier netted off the liability pertaining to letter of credit against accounts receivables. However, as per the terms of the letter of credit, there was a recourse option available with bank to recover the amount in case of default by the customer. To rectify this, a correction adjustment was made to restate the accounts receivable balance and the impact of the financing component on the income statement. This was rectified by the grossing up the accounts receivables and long-term debt current and non-current in consolidated financial statements for year ended December 31, 2023 and 2022. Accounts receivable balance of $ 533,799 (as at December 31, 2022, $ 537,273) has been restated along with corresponding restatement of current maturities of long-term borrowings.

(ii)	Personal expenses pertaining to Director earlier recorded as business expense of the Company: The Company identified that legal expenses amounting to $101,096 (as at December 31, 2022, $ 58006) which were actually related to the personal expenses of Dr. Sudhir Prem Srivastava has been charged as business expense of the company. The expense has now been reversed and corresponding receivables from related party (Dr. Sudhir Prem Srivastava) has been recorded.

(iii)	Stock compensation expenses:

Included in Selling and administration expenses pertaining to non-employees: The Company identified that stock compensation expense was recorded incorrectly as it did not pertain to the current year. A correction entry was made, creating a prepaid expense to allow for proper amortization in the correct year. Consequently, a prepaid expense for stock compensation was recorded as at December 31, 2023 amounting to $ 4,090,131 in noncurrent assets and $ 1,066,991 in current assets.

The Company identified that an additional issuance of advisory shares to Dr. Frederic Moll during the year ended December 31, 2023, recognizing his strategic knowledge and expertise within the industry to be recorded as selling, general and administration expense. This transaction has been classified under Selling, General, and Administrative (SG&A) expenses, totaling $ 4,463,799. This classification underscores the strategic value Dr. Moll brings to the organization and aligns with our financial reporting standards.

Included in Stock compensation expenses pertaining to employees: Amounting to $ 1,592,309 relating to stock compensation of AVRA which is being eliminated in the restated consolidated financial statements for the year ended December 31, 2023. Further, $ 3,057,917 was additionally recognized for (a) the grants and options which are vested immediately (20%) which was earlier not recorded as expense, (b) correction of granted fair value.

(iv)	Advance to vendors: For the year ended December 31, 2023, the Company identified that an advance given to a vendor was not adjusted against respective capital and operating expenditures while the invoices were received by the Company. An adjustment was recorded to adjust the vendor advance against respective expenditure totaling $ 248,292.

(v)	Incorrect useful life of PPE: The Company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset lives were corrected, and depreciation was recalculated accordingly. As a result of this adjustment property, plant, and equipment was reduced by $ 81,198 as at December 31, 2023 (as at December 31, 2022, property, plant, and equipment was increased by $ 41,826).

(vi)	Incorrect valuation of Inventory: The Company identified that the inventory was previously recorded at incorrect valuation. As a result of this adjustment inventory is increased by $ 690,654 as at December 31, 2023 (as at December 31, 2022, inventory is increased by $ 48,326). Consequent to this adjustment, cost of revenue has been decreased by $ 487,538 for year ended December 31, 2023 (decrease in cost of revenue by $ 72,594).

(vii)	Cut off errors: The Company identified that professional fees were recorded based on payments made during the current year, though they pertained to 2022. To correct this, a reversal adjustment of $ 111,225 was made in the current year, and a provision for this amount has been recorded retroactively for 2022. Further the Company has identified that expense relating to origination fees has been recorded in its entirety as and when the convertible notes are issued and this expense needs to be amortized over the period of convertible notes, hence the Company has recorded the said expense to the extent it relates to current year and correspondingly recorded the differential amount in prepaid expense whose amount of amortization is $ 339,534 for December 31, 2023 (amount of amortization for December 31, 2022 is $ 60,466).

(viii)	Unrecognized Gratuity provision: The Company identified that the expense and provision for gratuity were never recorded. These were subsequently recorded from December 31, 2021, 2022, and 2023, with balances reconciled against the actuarial report. A gratuity liability recorded by $ $ 33,933 (as at December 31, 2022, $ 10,626) relates to non-current and $ 72 (as at December 31, 2022, $ 430) as current portion which was not accounted for earlier.

(ix)	Unrecognized accruals of expenses: The Company identified that there are some accruals which are not accounted for in books of accounts, as a result the accruals amounting to $ 122,413 has been recorded in December 31, 2023 (as at December 31, 2022, accruals of $ 431)

(x)	Discounting of Security deposits: The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(xi)	Interest on FDRs: The Company identified that interest on fixed deposits was not recorded in alignment with the statutory 26AS report as per applicable Income Tax laws in India for the current period. To reconcile this, a correction was made to record the interest income on fixed deposits.

(xii)	Deferred tax liability: Since the Company has significant carried-forward tax losses hence earlier recorded deferred tax liability reversed $ 20,482 (as at December 31, 2022 : $ 20,597).

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the year ended December 31, 2023 and December 31, 2022.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these consolidated financial statements are issued. The Company has a working capital surplus of $ 12,954,939 and an accumulated deficit of $24,511,350 as of December 31, 2023. The Company also had a net loss of $20,878,292 for the year ended December 31, 2023, which was mainly on account of non-cash items like Stock Compensation expense of $9,723,492, Depreciation of $152,738 and advisory share issue to Dr. Moll for $ 4,463,799 included in SG&A. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. The Company has been able to augment its financial resources to further supplement its operations. On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes and the advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL, at its option, could also convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023, SPL had advanced a total of $16,980,000 under the Line of Credit Note upon SPL exercising its option to convert, the outstanding balance of $16,980,000 of the Line of Credit Note was converted in full into 22,945,946 shares of our common stock at a conversion price of $0.74 per share.

This conversion of funds advanced under the Line of Credit Note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of December 31, 2023, the Company had stockholders’ equity of $19,718,078 and a working capital surplus of $12,954,939 as compared to stockholders’ deficit of $2,678,537 and a working capital deficit of $3,670,954 as of December 31, 2022.

However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months. The management of the Company is making efforts to raise further funding to scale up operations and meet its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management. Significant estimates included discount rate for measuring significant financing component for deferred collections in revenue contracts, fair value of stock options, incremental borrowing rate for leases and useful life of property plant and equipment.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of ninety days or less to be cash equivalents.

(c)	Restricted Cash

Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage for the Company’s operations. For the purposes of the consolidated statement of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.

(d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2023, and December 31, 2022 amounted to $nil and $nil respectively.

(e)	Employee Benefits

Contributions to defined contribution plans are charged to the Consolidated Statements of operations and comprehensive loss in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net.” Refer to Note 17 - Employee Benefit Plans to the consolidated financial statements for details.

(f)	Foreign Currency Translation

The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company’s Consolidated Statements of operations and comprehensive loss.

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

The relevant translation rates are as follows: for the year ended December 30, 2023, the closing rate at 83.19 USD/INR, average rate at 82.96 USD/INR.

The relevant translation rates are as follows: for the year ended December 30, 2022, the closing rate at 82.73 USD/INR, average rate at 78.51 USD/INR.

(g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic systems, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of December 31, 2023, the Company’s inventory was valued at $7,017,913.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits and accounts receivable. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. The surplus funds are maintained as cash and cash equivalents and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its customers in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.

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

Key Terms of Customer Contracts

The Company enters into binding contracts with customers through either an agreement or a sales order, with all terms and conditions mutually agreed upon by both parties. The key terms and conditions include:

1.	Finalization of Product and Price: Agreement on the specific model of the “SSI Mantra” system and its selling price.

2.	Payment Terms: Determination of payment terms, which may involve either a deferred payment arrangement or a one-time payment upon delivery and installation of the system at the customer’s premises.

3.	Deferred Payment Model: For deferred payments, customers typically pay an advance amount before the dispatch of the system. The remaining balance is payable in yearly installments over a period of 3 to 5 years. Present value of deferred payment is calculated using the prevailing interest rate.

4.	Warranty Services: Instead of negotiating the sales price, the Company provides a warranty service that includes a 1-year assurance warranty and an extended warranty for an additional 1 to 5 years. The exact terms are mutually agreed upon with the customer.

5.	Delivery, Installation, and Training: The Company is responsible for delivering and installing the system at the customer’s premises. Post-installation, the Company provides free training to surgeons and surgical staff to enable them to operate the system effectively.

6.	Transfer of Risk and Rewards: The risks and rewards associated with the system are transferred to the customer upon delivery to their premises.

ii. Instrument and accessories sales:

We also sell instruments for use by surgeons in conjunction with the use of our surgical robotic systems. These instruments are consumable items for our hospital customers, and we recognize the revenues from the sale of instruments as and when the instruments are delivered to the customer.

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

(l)	Property Plant & Equipment

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
R & D equipment	5
Server & networking	3
Vehicles	5

(m)	Long-lived Assets

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

(n)	Stock Compensation Expense

Under the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, cost is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised and the expected volatility of our stock.

As of December 31, 2023, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price, within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with AVRA 2016 Stock Incentive Plan is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three month’s average share price of common stock on OTC exchange as grant date fair value for RSUs.

The Company recognizes stock-based compensation expense in the Consolidated Statements of operations and comprehensive loss for both employees and non-employee directors based on the grant-date fair value of the awards. These costs are recognized on a straight-line basis over the requisite service period, or until the date at which the recipient becomes eligible for retirement, if shorter. Forfeitures of equity awards are accounted for as they occur.

The Company accounts for equity instruments issued in exchange for goods or services from non-employees in accordance with ASC Topic 718 Stock Compensation. The costs associated with these equity instruments are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

(o)	Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the Consolidated Statements of operations and comprehensive loss for amortization of deferred actuarial gain/(loss) on retirement benefits. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

(p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2023	2022

Net Loss	(20,878,292)	(3,213,882)
Basic weighted average common shares outstanding (1)	144,866,674	128,157,040
Dilutive effect of stock-based awards	7,203,151	-
Diluted weighted average common shares outstanding	152,069,825	128,157,040
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC.
stockholders:

Basic and Diluted	(0.14)	(0.03)

(1)	Prior period information has been adjusted to reflect the 1-for-10 reverse stock split of the Company’s common stock effected in April 2023. Refer to Consolidated Statements of changes in equity to the consolidated financial statements for further details.

Basic net loss per share is calculated by dividing the net loss attributable to SSII stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

(q)	Research and Development Costs

In accordance with ASC Topic 730 “Research and Development”, with the exception of intellectual property that is purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

(r)	Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

(s)	Leases

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

Operating leases are presented within “Right-of-use assets, operating lease” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s consolidated balance sheets.

Right-of-use assets (ROU) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

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

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in Consolidated Statements of operations and comprehensive loss.

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

(t)	Segment reporting

The Company operates in one segment. The chief operating decision maker regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both December 31, 2023, and 2022, 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

(u)	Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-01, Leases (“Accounting Standards Codification (“ASC”) Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company does not have any lease arrangements with entities under common control and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish consolidated financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor SEC action, and plan accordingly for adoption.

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“ASC Topic 280”): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis for all public entities by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“ASC Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following:

	2023	2022

Gross Amount
Computer & peripherals	180,009	80,532
Furniture	175,707	89,044
Leasehold improvement	154,651	-
Office equipment	103,371	68,059
Plant and machinery	128,498	49,331
R & D equipment	90,434	120,480
Server & networking	21,999	8,761
Vehicles	183,577	153,619
Machine CWIP	-	48,000
Accumulated depreciation	(331,841)	(200,812)
Total	706,405	417,014

Depreciation and amortization expenses for the year ended December 31, 2023, and 2022 amounted to $152,738 and $96,577 respectively.

NOTE 4 – REVERSE RECAPITALIZATION

The Transaction

On April 14, 2023 (“Closing”), the Company consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”). This agreement was executed among AVRA-SSI Merger Corporation, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures, and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures.

At Closing, Merger Sub merged with and into CardioVentures (the “Merger”), with CardioVentures being determined as the accounting acquirer for financial reporting purposes in accordance with ASC 805. The transaction was accounted for as a reverse recapitalization, with AVRA being treated as the accounting acquiree. This determination was based on several factors:

●	CardioVentures’ stockholders obtained the largest portion of voting rights in the post-combination company.

●	The Board and management of the combined entity are primarily composed of individuals associated with CardioVentures.

●	CardioVentures had a larger entity size based on historical operations, assets, revenues, and workforce.

●	The ongoing operations, post-combination, are those of CardioVentures.

Merger Consideration and Share Issuance: As part of the Merger, holders of CardioVentures’ outstanding common stock, including certain parties who provided interim convertible financing, were issued 135,808,884 shares of SSII common stock, representing approximately 95% of the issued and outstanding shares of SSII post-merger, while the existing SSII shareholders retained approximately 5% (6,545,531 shares) of the post-merger issued shares.

Pursuant to the Merger Agreement, the holders of CardioVentures’ common stock also received 5,000 shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”). These shares:

●	Vote together with SSII common stock as a single class, except as required by law.

●	Entitle holders to exercise 51% of the total voting power of the Company.

●	Are not convertible into common stock, have no dividend rights, and carry a nominal liquidation preference.

●	Include protective provisions requiring the majority vote of Series A Preferred Shares to amend their rights.

●	Are subject to automatic redemption for nominal consideration if holders own less than 50% of the shares received in the Merger.

Restructuring and Capital Contributions: Concurrent with the Merger:

●	The Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split, and increased its authorized common stock to 250,000,000 shares.

●	Dr. Sudhir Srivastava, through his holding company, assigned patents, trademarks, and other intellectual property related to its surgical robotic systems to a wholly owned subsidiary of SSII.

●	Dr. Frederic Moll and Andrew Economos provided interim financing during 2022, contributing $3,000,000 each. As a result, Dr. Moll received 7% of SSII’s post-merger issued and outstanding common stock on a fully diluted basis, with 4% treated as stock compensation expenses for strategic value. Economos received 2.86% of SSII’s post-merger issued shares.

Reverse Recapitalization Impact: As part of the reverse recapitalization, CardioVentures acquired the net assets of AVRA at fair value at Closing. The fair value of AVRA’s net assets was assessed to be zero by management, resulting in a recognized loss of $5,000,000 in additional paid-in capital. This loss was due to the difference between the fair value of the shares issued (5% of the total) and AVRA’s net assets.

For comparative periods, the assets and liabilities of CardioVentures (the accounting acquirer) were recognized at their pre-combination carrying amounts, with retained earnings and equity balances carried forward. The equity structure reflects that of AVRA (the legal parent) using the exchange ratio established in the Merger Agreement.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable and long-term receivable for the year ended December 31, 2023, and December 31, 2022 consisted of:

	2023	2022
Accounts receivable, net (current)	1,901,244	156,857
Accounts receivable, net (non-current)	2,365,013	886,263
Total Accounts receivable, net	4,266,257	1,043,120

The Company performed an analysis of the trade receivables related to SSI-India and determined, based on the deferred payment terms of the contracts, that a $2,365,013 may not be due and collectible in the next one year and thus the Company classified these receivables as non-current.

Details of customers which accounted for 10% or more of total revenues or 10% or more of total accounts receivables during the years ended December 31, 2023 and 2022:

	Percentage of Revenue		Percentage of
	For Years ended		Accounts Receivable
	December 31,		December 31,
	2023	2022	2023	2022
Customer A	7%	-	12%	-
Customer B	2%	37%	13%	52%
Customer C	18%	-	-	-
Customer D	-	26%	-	43%
Customer E	-	37%	-	5%

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of December 31, 2023, and December 31, 2022:

		2023	2022

Cash and cash equivalents		2,022,276	217,177

Fixed Deposit	Lien Against Overdraft Facility	4,962,515	42,942
	Lien Against Letter of Credit	24,041	-
	Lien Against Bank Guarantee	43,094	-
	Lien against Credit card facility	-	14,506
Restricted cash (Current)		5,029,650	57,448

Fixed Deposit	Lien Against Bank Guarantee	19,233	-
	Lien against Credit card facility	16,686	-
Restricted Cash (Non- current)		35,919	-

Total Cash, cash equivalents and restricted cash		7,087,845	274,625

We have classified fixed deposits (FDs), which are subject to withdrawal restrictions, as Restricted cash. Additionally, time deposits with a maturity of over one year have been classified as non-current.

The Company has secured a bank overdraft facility from HDFC Bank, collateralized by fixed deposits held with HDFC Bank. This facility includes a withdrawal restriction tied to the fixed deposit. (Refer Note 10 – Bank Overdraft.)

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of December 31, 2023, and December 31, 2022:

	2023	2022
Receivables from statutory authorities	1,904,859	706,817
Prepaid expense - stock compensation current	1,066,991	-
Security deposit	299,540	7,796
Other Prepaid- current assets	618,627	416,198
Prepaid and Other Current Assets	3,890,017	1,130,811

Prepaid expense - stock compensation non current	4,090,131	-
Security deposits	225,488	77,048
Other Prepaid- non current Asset	6,825	6,864
Prepaid and Other Non Current Assets	4,322,444	83,912

Total Prepaid, Current and Non Current Assets	8,212,461	1,214,723

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. Refer note 19.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of December 31, 2023, and December 31, 2022:

	2023	2022
Accounts Payable	901,552	165,477

Payable to statutory authorities	35,149	14,515
Salary payable	310,789	136,501
Other accrued liabilities	144,001	347,081
Other accrued liabilities	489,939	498,097

Provision for Gratuity Long term	33,933	10,626
Other accrued liabilities- Non Current	33,933	10,626

Total accounts payable, accrued current and non-current expenses	1,425,424	674,200

Accounts payable of $901,552 as of December 31, 2023, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $144,001 as of December 31, 2023, mainly include $78,017 provision for expense and $49,160 as advance from customers.

NOTE 9 – NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $ 20,000,000 for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. Sushruta may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023 $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,945 shares issued to Sushruta at the conversion price of $0.74 per share and as of December 31, 2023, there were no further advances convertible under the Line of Credit Note.

The Company entered into an Agreement with Andrew Economos and Dr. Frederic Moll for issuing a convertible redeemable note in the principal amount of $3,000,000 each. The note may be converted into common shares (without any significant conversion premium on the debt) of the Company’s common stock at valuation of $100,000,000. As on the date of merger, i.e. April 14, 2023, Andrew Economos converted $3,089,178 (comprising of US$ 3,000,000 of principal and $89,178 as interest) of his convertible note into 3,879,938 shares of common stock and Dr. Frederic Moll converted $3,049,364 (comprising of US$ 3,000,000 of principal and $49,364 as interest) of his convertible note into 3,767,933 shares of common stock.

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of December 31, 2023, and December 31, 2022.

	As of
	December 31,	December 31,
	2023	2022
HDFC Bank Limited Overdraft (with lien against fixed deposits) (OD1)	4,756,389	2,762,962
HDFC Bank Limited Overdraft (with personal guarantee of Dr. Sudhir Srivastava) (OD2)	1,262,537	360,084
Bank Overdraft	6,018,926	3,123,046

The HDFC Bank Overdraft (OD1) of $4,756,389 availed on the basis of lien on the fixed deposits of $4,962,515 provided by the Company. During the year ended December 31, 2023, the Company replaced the fixed deposits earlier provided by Dr. Sudhir Srivastava as security for this facility, by the fixed deposits out of its own funds, thereby improving the net working capital position of the Company. The HDFC Bank (OD2) is secured by all the current assets of the Company. Both above overdrafts are additionally secured by personal guarantees provided by Dr Sudhir Srivastava. As of December 31, 2023, and 2022, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

The cash credit facility is sanctioned at an interest rate of 9.20% per annum on the working capital overdraft limit, with interest payable monthly on the first day of the subsequent month. Overdraft facility against fixed deposits is sanctioned with an interest rate linked to HDFC Bank’s 3-year MCLR, payable at monthly intervals on the first day of the following month.

NOTE 11 – BORROWINGS

As part of our ongoing efforts to manage working capital and improve liquidity, we have arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our debtors, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It is classified as a long-term obligation (including interest) for the year ended December 31, 2022, and as a short-term liability (including interest) for the year ended December 31, 2023

In 2021, the Company received an offer for a term loan with a tenure of 24 months. The loan is structured with a half-yearly principal repayment schedule, and it carries an initial interest rate of 7.80%. This rate is subject to variation as per the terms outlined in the loan schedule and is payable on a monthly rest basis.

The primary securities provided against the loan include current assets, movable fixed assets, fixed deposits and plant and machinery. Additionally, the loan is backed by the personal guarantee of Dr. Sudhir Prem Shrivastava. This loan structure provides the company with a financing solution, secured by a comprehensive range of assets to support ongoing operational and capital needs.

	2023	2022

Current maturities of long-term debt	510,189	120,880
Long-term borrowings, less current portion	-	469,017
Total Borrowings	510,189	589,897

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the year ended December 31, 2023, Company had sold 12 surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $151,497 and $2,994 as interest income on account of deferred financing component during the years ended December 31, 2023 and 2022 respectively.

	2023	2022
Deferred revenue— beginning of period	43,917	-
Additions	1,053,329	43,917
Net changes in liability for pre-existing contracts	1,097,246	-
Revenue recognized	1,766	-
Deferred revenue— end of period	1,095,480	43,917

	2023	2022
Deferred revenue expected to be recognized in:
One year or less	156,330	1,776
More than One year	939,150	42,141
	1,095,480	43,917

The following table disaggregates our revenue by major source:

	2023 As Restated	2022 As Restated
System Sales	5,225,777	1,394,824
Instruments Sale	647,766	41,323
Warranty Sales	1,771	-
Total revenue	5,875,314	1,436,147

Revenues for each of the two years in the period ended December 31, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows:

	2023 As Restated	2022 As Restated
India	5,362,814	1,436,147
UAE	512,500	-
	5,875,314	1,436,147

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.0001 par value per share. The Company has one class of common stock outstanding. Holders of the Company’s common stock are entitled to one vote per share. Upon the liquidation or dissolution of the Company, its common stockholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The Company’s shares of common stock have no preemptive, subscription, redemption or conversion rights.

Preference shares

The Company had issued 5,000 shares of preferred stock, par value $0.0001 during the year ended December 31, 2023.

Common stock issued at the time of Merger

At Closing of the Merger on April 14, 2023, 135,808,884 shares of our common stock and 5,000 Series A Preferred Shares were issued to Cardio Ventures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the Merger an additional 3,818,028 shares of our common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

Common Stock issued post-Merger

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

In December 2023, the Company received $50,000 total proceeds in relation to the issuance of 12,500 shares of common stock upon the exercise of warrants previously sold to three accredited investors at an exercise price of $4.00 per share. These shares are formally issued to the accredited investor subsequent to the year end 31 December 2023. Company has disclosed 12,500 common stock in Consolidated Statements of changes in equity as “Common stock to be issued”.

During the year ended December 31, 2023, Farhan Taghizadeh exercised options and received 50,000 shares of common stock at a price of $1.00 per share.

During the year ended on December 31, 2023, the Company issued 3,000 shares of common stock to Henry Gewanter in exchange for advisory services to be rendered over a 12-month period. The total fair value of such services is $24,450. The value of services is calculated at the fair market value of shares as on date of contract.

During the Year ended on December 31, 2023, the Company issued 50,000 shares of common stock to PCG Advisory, for investor and digital marketing services. The total value of such services is $100,000.

During the Year ended on December 31, 2023, the Company issued 75,000 shares of common stock to Seminars, Inc. that conducted online investment seminars in which the Company participated. The total value of services is $500,000.

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

On November 27, 2023, the Company issued 549,437 shares of common stock to ninety employees of the Company’s subsidiaries, which is 20% of a total grant of 2,747,187 shares awarded to such employees pursuant to the Company’s 2016 Incentive Stock Plan. The balance 80% vests in four equal annual instalments subject to such employees remaining employed by the Company or its subsidiaries.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2023, and December 31, 2022, there were amounts due from and due to related parties as mentioned below. The advances are unsecured, non-interest bearing and due on demand.

	December 31,	December 31,
	2023	2022
Receivable from Related party	1,567,559	1,628,839
Total	1,567,559	1,628,839

	December 31,	December 31,
	2023	2022
Payable to Related party	-	(675,013)
Total	-	(675,013)

The receivable/payable balances from/to related parties is across the Company and its related entities in the normal course of business. All such receivable/payable balances are non-interest bearing and are receivable/repayable on demand.

Receivable from related party amounting to $1,567,559 and $1,628,839 as at December 31, 2023 and 2022 respectively, represents proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf. Further, payable to related party amounting to $675,013 as at December 31, 2022 represents liability for expenses paid by related entities on behalf of the Company.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer, and principal shareholder. Pursuant to the Line of Credit Note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $ 20,000,000 for working capital purposes. The advances under the Line of Credit Note do not bear interest and are due and payable on or before the Maturity Date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. During the year ended December 31, 2023, $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to SPL at the conversion price of $0.74 per share and as of December 31, 2023, there were no further advances convertible under the Line of Credit Note.

In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $ 1,000,000 each, to meet certain working capital needs.

In July 2024, the Company further raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC Bank were also increased by an additional $1,093,881.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	2023	2022
Operating leases
Assets
ROU operating lease assets	2,657,554	1,498,109

Liabilities
Current portion of operating lease	396,784	181,900
Non Current portion of operating lease	2,351,113	1,371,097
Total lease liabilities	2,747,897	1,552,997

	2023	2022
Operating leases
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	6.19	7.19
Village Chhatarpur-1257-1258-Farm	-	1.97
Ilabs Info Technology Ground Floor	8.42	-
Village Chhatarpur-1849-1852-Farm	1.58	-

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Village Chhatarpur-1257-1258-Farm	-	10%
Ilabs Info Technology Ground Floor	12%	-
Village Chhatarpur-1849-1852-Farm	10%	-

Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31
	2023	2022

Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	524,766	362,988

Maturities of lease liabilities as of December 31, 2023 were as follows:

Operating Leases
Fiscal Year	Amount in $
2024	694,377
2025	617,910
2026	499,437
2027	507,568
2028	516,106
2029 and thereafter	1,172,810
Total Lease Payment	4,008,207
Less: Imputed Interest	1,260,310
Present value of lease liabilities	2,747,897

Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Leases
Fiscal Year	Amount in $
2023	352,486
2024	376,245
2025	294,834
2026	294,834
2027	294,834
2028 and thereafter	638,807
Total Lease Payment	2,252,040
Less: Imputed Interest	699,043
Present value of lease liabilities	1,552,997

NOTE 16– INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the years ended December 31, 2023, and 2022 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2023	2022
Domestic	-	-
Foreign	(20,878,292)	(3,213,882)
Total	(20,878,292)	(3,213,882)

The Company does not have federal and state net operating losses as of December 31, 2023, and 2022.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023, and 2022. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, and 2022.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Year ended December 31,
	2023	2022
Accounting profit / (loss) before income tax	(20,878,292)	(3,213,882)
Income tax expense (benefit) at federal statutory rate at 21%	(4,384,441)	(674,915)
Foreign tax rate differential	(1,078,990)	(166,093)
Non-deductible expenses	(23,494)	(23,626)
Excess tax expense/(benefit) on depreciation	18,621	14,271
Excess tax expense/(benefit) on Security deposit	10,826	305
Impact of unrecognized deferred tax asset on the loss of the year	5,457,478	850,058
Income tax expense/(benefit)	-	-

The Company recorded Nil income tax expense for the years ended December 31, 2023, and 2022 due to losses in current year and prior year and it does not expect to recover the tax benefit on the losses incurred during the years ended December 31, 2023, and 2022.

The components of the deferred tax balances were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards	763,591	93,772
Net operating loss	4,360,270	669,819
Lease payments	18,976	11,527
Others	23,754	1,533
	5,166,591	776,651
Valuation allowance	(5,145,040)	(768,324)
Deferred tax assets	21,551	8,327

Deferred tax liabilities:
Depreciation and amortization	16,763	929
Others	4,788	7,398
Deferred tax liabilities	21,551	8,327
Net deferred tax assets/Liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of December 31, 2023, and 2022, and recorded a valuation allowance of $5,145,040 and $768,324, respectively.

NOTE 17 – EMPLOYEE BENEFIT PLAN

The Company’s Gratuity Plan in India provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities under this plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans, are recognized and amortized over the remaining period of service of the employees.

The Gratuity Plan is unfunded, and the company does not make contributions to the plan assets.

The benefit obligation has been measured as of December 31, 2023, and 2022. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	Year ended December 31,
Change in projected benefit obligation	2023	2022
Projected benefit obligation as of January 1	10,655	8,118
Service cost	15,707	5,719
Interest cost	759	408
Benefits paid	-	-
Actuarial gain (1)	7,009	(2,583)
Effect of exchange rate changes	(125)	(1,007)
Projected benefit obligation as of December 31	34,005	10,655
Unfunded status as of December 31	34,005	10,655
Unfunded amount recognized in the consolidated balance sheets
Non-current liability (included under other non-current liabilities)	33,933	10,626
Current liability (included under accrued employee costs)	72	29
Total accrued liability	34,005	10,655

Accumulated benefit obligation as of December 31	15,508	4,390

(1)	During the years ended December 31, 2023, and 2022, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in Consolidated Statements of operations and comprehensive loss and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Year ended December 31,
	2023	2022
Service cost	15,707	5,719
Interest cost	759	408
Expected return on plan assets	-	-
Amortization of actuarial (gain)/loss, gross of tax	-	-
Net gratuity cost	16,465	6,127

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	Year ended December 31,
	2023	2022
Net actuarial gain/(loss)	(7,009)	2,583
Net prior service cost	-	-
Amount recognized in AOCI, excluding tax effects	(7,009)	2,583

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	2023	2022
Discount rate	7.08%	7.14%
Rate of increase in compensation levels	15%	15%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2024	6,181
2025	6,277
2026	6,087
2027	4,561
2028 – 2032	28,519

ii) Mortality Table	IALM (2012 – 14)
iii) Ages	Withdrawal Rate (%)	Withdrawal Rate (%)	Withdrawal Rate (%)
Up to 30 Years	30.00	30.00	30.00
From 31 to 44 years	30.00	30.00	30.00
Above 44 years	30.00	30.00	30.00

NOTE 18 – FAIR VALUE MEASUREMENT – FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:

●	Level 1: observable inputs such as quoted prices in active markets.

●	Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable; and

●	Level 3: unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The company’s financial assets which are set out below in the table is measured at fair value by considering the level III inputs. The company does not have financial assets which are measured using Level I or Level II inputs.

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair value
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Financial Assets
Account receivables net (1)	2,365,013	886,263	2,365,013	886,263
Other non-current financial assets (2)	171,146	63,266	171,146	63,266
Total	2,536,159	949,529	2,536,159	949,529
Financial Liabilities
Borrowings (3)	-	469,017	-	469,017
Lease liabilities (4)	2,351,113	1,371,097	2,351,113	1,371,097
Other non-current financial liabilities (5)	33,933	10,626	33,933	10,626
Total	2,385,046	1,850,740	2,385,046	1,850,740

(1)	Account receivable net of allowance represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 10% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	Long term borrowing includes a loan from the Axis bank in prior year period only. The Company has carried the loan balance at cost which is approximate to the fair value.

(4)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Lease).

(5)	Other non-current financial liabilities include provision for gratuity which is carried at a cost which is approximate to its fair value (Refer Note 19 Employee benefit plans).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, receivable from related party, prepaid and other current assets, note payable, Bank overdraft facility, account payable, and payable to related party for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 19 – STOCK COMPENSATION EXPENSES

Stock options to Employees: Company grants share of the company’s common stock, par value $ 0.0001. The price at which the Grantee shall be entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) shall be US $ 5.00 per Share. The Shares shall vest as to twenty percent (20%) of the shares covered thereunder as of the Grant Date, with the balance of the shares covered thereunder vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

Restricted Stock Award to Employees: Company grants restricted share of the company’s common stock, $ 0.0001 per value under the company’s 2016 stock incentive plan. The grant of restricted share is made in consideration of services to be rendered by the Grantee to the company. The Restricted Stock Award shall vest as to twenty percent (20%) of the Restricted Shares covered thereunder as of the Grant Date, with the balance of the Restricted Shares covered thereunder vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date, subject to the Grantee’s continued employment by the Company, as provided for in the Plan. Unvested portions of the Restricted Stock Award may not be transferred at any time, except to the extent provided for in the Plan. Until the Restricted Stock Award granted under this Agreement vests in accordance with the terms hereof, the Grantee shall have no rights as a shareholder (including, without limitation, voting and dividend rights) with respect to any of the Restricted Shares covered by the Restricted Stock Award.

Stock Options issued to Doctors/Proctors as Advisors: Company issue common stock (“Advisory Share”) to retain the Advisor to perform the Services and in exchange for the compensation, which is issued in a phased manner as determined by the company. The “Services” includes (a) provide proctoring and medical advisory services, (b) advise the Company related to development of surgical robotics procedures and improvements in design and technology (c) participate in case observation and live surgery performance (d) disseminate information about Company’s products as speaker in various scientific meets/surgical robotic conferences globally.

Stock Options

Stock options activity for the year ended December 31, 2023, was as follows:

	Number of Shares Options	Weighted average grant date fair value per share
Unvested balance as of December 31, 2022	-	-
Granted	4,227,960	$3.41
Vested	924,359	$3.41
Forfeited	-	-
Unvested balance as of December 31, 2023	3,303,601	$3.41

The aggregate fair value of the stock options vested was $ 3,152,066 and Nil during the year December 31, 2023 and 2022 respectively. The options vested during the year were not exercised at the end of the year December 31, 2023. Further there were no stock options issued during the year December 31, 2022.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the year ended December 31, 2023, was as follows:

	Number of Shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2022	-	-
Granted	3,592,779	$7.76
Vested	785,490	$7.76
Forfeited	-	-
Unvested balance as of December 31, 2023	2,807,289	$7.76

During the year ending December 31, 2023, 718,556 vested RSA were exercised and issued to the employees of total common stock of $ 5,575,994.

The aggregate vesting date fair value of RSAs vested was $6,095,401 and Nil during the years ended December 31, 2023, and 2022 respectively. There were no RSAs issued during the year December 31, 2022.

Advisory shares:

Common stock issued to consultants as advisory shares during the year as follows:

Grant dates	Fair value on grant date	Total shares granted	Option vested	Unvested Option at year end
1-Jun-23	8.15	12,000	7,000	5,000
31-Oct-23	8.99	116,348	116,348	-
31-Oct-23	8.99	477,084	477,084	-
31-Oct-23	8.99	69,082	16,119	52,963
31-Oct-23	8.99	9,300	2,170	7,130
31-Oct-23	8.99	7,400	1,727	5,673
31-Oct-23	8.99	29,176	6,808	22,368
29-Sep-23	2.00	50,000	50,000	-
28-Jun-23	6.67	75,000	75,000	-
Total		845,390	752,256	93,134

The aggregate vesting date fair value of Advisory shares issued was $5,633,147 and Nil during the years ended December 31, 2023, and 2022 respectively

Stock compensation expenses

During the year ended December 31, 2023, the Company has recorded share compensation expense of $ 9,723,492 in relation to stock options, RSU and Advisory shares as follows (2022- no stock compensation expense was recorded):

For the year ended December 31, 2023,
Stock options	3,152,066
Restricted stock units (RSU)	6,095,401
Advisory shares	476,025
Total stock compensation expenses	9,723,492

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the years ended December 31, 2023, and 2022, were as follows:

	Year ended December 31, 2023
	Stock Options	Restricted stock options
Fair value on grant date	$3.41	$7.76
Risk free interest rate	4.4%	4.4%
Expected volatility	18.5%	18.5%
Exercise prices	$5.00	$0.0001
Share price on the grant date	$7.76	$7.76
Expected term of vesting	4 years	4 years

As share-based compensation expense recognized in the Consolidated Statements of operations and comprehensive loss during the years ended December 31, 2023, and 2022, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of December 31, 2023, there was $11,265,277, $21,784,566 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – COMMITMENTS

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

NOTE 21 – SUBSEQUENT EVENTS

1.	On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

2.	In the month of February 2024, through February 14, 2024, the Company raised $2.45 million through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

3.	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $ 1,000,000 each, to meet certain working capital needs.

4.	In July 2024, the Company further raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

5.	In August 2024, the Company issued $125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

6.	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC Bank were also increased by an additional $1,093,881.