Form 10-K/A
period 2023-12-31
SS Innovations International, Inc.
filed 2024-12-20
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of December 19, 2024 was 170,864,381 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Unless the context otherwise requires, the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

This Form 10-K/A, Amendment No. 2 to Annual Report on Form 10-K (this “Amendment”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024 (the “Original Filing”) and the Company’s form 10-K/A Amendment No. 1 to the Original Filing, filed with the SEC on December 6, 2024 (“Amendment No. 1”).

FORWARD LOOKING STATEMENTS

This Amendment contains certain statements that constitute forward-looking statements. Any and all statements contained in this Reports that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Those statements appear in this Report, and include statements regarding the intent, belief or current expectations of our Company and management that are subject to known and unknown risks, uncertainties and assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In the Original Filing, as amended by Amendment No. 1 and this Amendment (the “Amended Form 10-K”).

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

EXPLANATORY NOTE

The sole purpose of this Amendment is to correct a typographical error in the legal name of our independent registered public accounting firm set forth in their Report dated December 6, 2024 included in “Item 8. Financial Statements and Supplementary Data” of Amendment No. 1.

Item 8.  Financial Statements and Supplementary Data.

PART IV

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

(Signed BDO India LLP)

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

NOTE 21 – SUBSEQUENT EVENTS

1.	On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

2.	In the month of February 2024, through February 14, 2024, the Company raised $2.45 million through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

3.	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $ 1,000,000 each, to meet certain working capital needs.

4.	In July 2024, the Company further raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

5.	In August 2024, the Company issued $125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

6.	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC Bank were also increased by an additional $1,093,881.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this Amendment:

2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

1

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: December 20, 2024	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 20, 2024	By:	/s/ Anup Sethi
Anup Sethi,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

3