Form 10-Q/A
period 2023-06-30
SS Innovations International, Inc.
filed 2025-01-14
CIK 1676163

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 170,873,415 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of January 9, 2025

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

Given the circumstances giving rise to Borgers’ dismissal, the Company asked BDO to re-audit SSi’s consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024 (the “2023 Form 10-K”). Contemporaneously with the re-audit, the Company also undertook an internal review of certain accounting policies and internal controls and procedures.

In the course of this internal review and while BDO was performing the reaudit, the Company discovered material errors in the prior filed audited consolidated financial statements included in the 2023 Form 10-K and in the interim unaudited condensed consolidated financial statements for the quarters ended September 30, 2023 and June 30, 2023, included in the Company’s Quarterly Reports on Form 10-Q for those quarters (the “Subject Forms 10-Q”). As a result, the Company determined that in order to reflect the foregoing, the Company’s consolidated financial statements included in the 2023 Form 10-K and the Subject Forms 10-Q would need to be restated. An external consulting firm was also appointed by the Company to help perform comprehensive technical accounting evaluations.

Thereafter, the board of directors of the Company, after discussion with management of the discovered material errors, concluded that the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 and interim unaudited condensed consolidated financial statements for the quarters ended September 30, 2023 and June 30, 2023, should no longer be relied upon due to the reasons stated above. SSi reported the foregoing in a Current Report on Form 8-K, filed with the SEC.

This Form 10-Q/A Amendment No. 1 to Form Q (this “Amendment” or this “Report”) restates the Company’s previously issued interim unaudited condensed consolidated financial statements and related footnote disclosures as of and for the quarter ended June 30, 2023, included in the Subject Form 10-Q for that quarter. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements for Correction of Errors” to the interim unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Amendment.

In connection with the restatement, management re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2023. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of June 30, 2023, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 4. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends the following Items of our Form 10-Q for the Quarter ended June 30, 2023: “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 4. Controls and Procedures” in Part I and “Item 1. Legal Proceedings” in Part II.

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

		As of June 30,	As of December 31,
	Notes	2023	2022
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	6	423,062	217,177
Restricted cash	6	43,284	57,448
Accounts receivable, net	5	611,707	156,857
Receivable from related party	14	727,598	1,628,839
Inventory, net		3,965,750	904,103
Prepaids and other current assets	7	1,876,290	1,130,811
Total Current Assets		7,647,691	4,095,235

Non- Current Assets:
Property, plant, and equipment, net	3	455,493	417,014
Right of use asset	15	2,598,135	1,498,109
Accounts receivable, net	5	1,512,742	886,263
Restricted cash	6	60,593	-
Prepaids and other non current assets	7	155,164	83,912
Total Non-Current Assets		4,782,127	2,885,298
Total Assets		12,429,818	6,980,533

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	10	4,965,744	3,123,046
Notes payable	9	1,225,000	3,000,000
Current maturities of long-term debt	11	-	120,880
Current portion of operating lease liabilities	15	258,774	181,900
Accounts payable	8	725,822	165,477
Payable to related party	14	-	675,013
Deferred revenue	12	37,630	1,776
Other accrued liabilities	8	820,510	498,097
Total Current Liabilities		8,033,480	7,766,189

Operating lease liabilities, less current portion	15	2,408,017	1,371,097
Deferred revenue	12	348,993	42,141
Other accrued liabilities	8	29,234	10,626
Long-term borrowings, less current portion	11	493,998	469,017
Total Non-Current Liabilities		3,280,242	1,892,881

Total Liabilities		11,313,722	9,659,070

Stockholders’ (deficit) equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares and nil shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	13	1	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 146,172,443 shares and 128,161,013 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	13	14,618	12,817
Non-controlling interest	13	-	-
Accumulated other comprehensive income (loss)		(9,368)	54,599
Additional paid in capital	13	10,681,490	(12,812)
Capital reserve		899,917	899,917
Accumulated deficit		(10,470,562)	(3,633,058)
Total stockholders’ (deficit) equity		1,116,096	(2,678,537)
Total liabilities and stockholders’ (deficit) equity		12,429,818	6,980,533

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three Month Ended June 30,
	Notes	2023	2022
		(As Restated)	(As Restated)
REVENUES
System sales	12	1,424,783	-
Instruments sale	12	467,030	-
Total revenue		1,891,813	-
Cost of revenue		(1,124,116)	-
GROSS (LOSS) PROFIT		767,697	-

OPERATING EXPENSES:
Research & development expense		246,426	337,407
Stock compensation expense		8,150	-
Depreciation and amortization expense	3	34,466	23,302
Selling, general and administrative expense		5,669,790	364,345
TOTAL OPERATING EXPENSES		5,958,832	725,054

Loss from operations		(5,191,135)	(725,054)

OTHER INCOME (EXPENSE):
Interest expenses		(365,205)	(28,821)
Interest and other income, net		31,852	1,850
TOTAL OTHER (EXPENSE) INCOME		(333,353)	(26,971)

LOSS BEFORE INCOME TAXES		(5,524,488)	(752,025)
Income tax expense		-	-
NET LOSS		(5,524,488)	(752,025)

Net loss per share - basic and diluted	2(p)	(0.04)	(0.01)
Weighted average-basic shares	2(p)	143,599,382	128,256,013
Weighted average-diluted shares	2(p)	143,736,382	128,256,013

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	June 30,	June 30,
	2023	2022
	(As Restated)	(As Restated)

NET LOSS	(5,524,488)	(752,025)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss)	(20,890)	(16,190)
Retirement benefit (net of tax)	1,246	(10)
TOTAL COMPREHENSIVE LOSS	(5,544,132)	(768,225)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Six Month Ended June 30,
	Notes	2023	2022
		(As Restated)	(As Restated)
REVENUES
System sales	12	1,780,197	-
Instruments sale	12	481,736	-
Total revenue		2,261,933	-
Cost of revenue		(1,416,289)	-
GROSS (LOSS) PROFIT		845,644	-

OPERATING EXPENSES:
Research & development expense		488,553	799,917
Stock compensation expense		8,150	-
Depreciation and amortization expense	3	67,057	47,033
Selling, general and administrative expense		6,543,648	809,217
TOTAL OPERATING EXPENSES		7,107,408	1,656,167

Loss from operations		(6,261,764)	(1,656,167)

OTHER INCOME (EXPENSE):
Interest expenses		(621,875)	(46,860)
Interest and other income, net		46,135	3,739
TOTAL OTHER (EXPENSE) INCOME		(575,740)	(43,121)

LOSS BEFORE INCOME TAXES		(6,837,504)	(1,699,288)
Income tax expense		-	-
NET LOSS		(6,837,504)	(1,699,288)

Net loss per share – basic and diluted	2(p)	(0.05)	(0.01)
Weighted average-basic shares	2(p)	135,965,966	128,256,013
Weighted average-diluted shares	2(p)	136,102,966	128,256,013

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	June 30,	June 30,
	2023	2022
	(As Restated)	(As Restated)

NET LOSS	(6,837,504)	(1,699,288)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss)	(69,513)	(29,627)
Retirement benefit (net of tax)	5,546	(1,969)
TOTAL COMPREHENSIVE LOSS	(6,901,471)	(1,730,884)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023, AND JUNE 30, 2022

(Unaudited)

		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Non Controlling	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	Interest	Equity

BALANCE AT DECEMBER 31, 2022		-	-	128,161,013	12,817	(12,812)	(3,633,058)	899,917	54,599	-	(2,678,537)

Net loss		-	-	-	-	-	(1,313,016)	-	(44,322)	-	(1,357,338)

BALANCE AT MARCH 31, 2023		-	-	128,161,013	12,817	(12,812)	(4,946,074)	899,917	10,277	-	(4,035,875)

Preferred stock issued	4	5,000	1	-	-	(1)	-	-	-	-	-
Reverse recapitalization	4	-	-	6,545,531	655	(655)	-	-	-	-	-
Conversion of notes payable to equity	4	-	-	7,647,871	765	6,137,773	-	-	-	-	6,138,538
Stock issued for services	4	-	-	3,818,028	382	4,463,417	-	-	-	-	4,463,799
Stock compensation expense		-	-	-	-	8,150	-	-	-	-	8,150

Shares to be issued for services		-	-	-	-	85,616	-	-	-	-	85,616
Net loss		-	-	-	-	-	(5,524,488)	-	(19,645)	-	(5,544,133)

BALANCE AT JUNE 30, 2023		5,000	1	146,172,443	14,618	10,681,490	(10,470,562)	899,917	(9,368)	-	1,116,096

BALANCE AT DECEMBER 31, 2021		-	-	100,000	10	99,990	(419,176)	899,917	5,222	(352)	585,611
Retroactive application of recapitalization		-	-	128,156,013	12,816	(12,816)	-	-	-	-	-
Net loss		-	-	-	-	-	(947,263)	-	(15,396)	-	(962,659)

BALANCE AT MARCH 31, 2022		-	-	128,256,013	12,826	87,174	(1,366,439)	899,917	(10,174)	(352)	(377,048)

Net loss		-	-	-	-	-	(752,025)	-	(16,200)	-	(768,225)

BALANCE AT JUNE 30, 2022		-	-	128,256,013	12,826	87,174	(2,118,464)	899,917	(26,374)	(352)	(1,145,273)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Month Ended June 30,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	(6,837,504)	(1,699,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	67,057	47,033
Operating lease expense	13,777	13,899
Stock compensation expense	8,150	-
Share issue to investor and advisors	4,463,799	-
Interest expense (net)	575,740	43,121
Changes in operating assets and liabilities:
Accounts receivable, net	(1,040,193)	(100,000)
Inventory, net	(3,061,647)	(200,352)
Receivables from / payable to related parties	226,228	745,253
Deferred revenue	342,706	-
Prepaids and other current assets	(962,286)	79,637
Accounts payable	560,346	(18,659)
Prepaids and other non current assets	(73,700)	(3,762)
Other accrued liabilities	341,021	(86,853)
Net cash used in operating activities	(5,376,506)	(1,179,971)
Cash flows from investing activities:
Purchase of / proceeds from sale of property, plant and equipment	(105,536)	381,778
Net cash (used in) / provided by investing activities	(105,536)	381,778
Cash flows from financing activities:
Proceeds from issuance of convertible notes to other investors	3,000,000	-
Proceeds from issuance of convertible notes to principal shareholder	1,225,000	-
Proceeds from bank overdraft facility (net)	1,677,577	897,979
Repayment of term loan	(142,895)	(88,568)
Net cash provided by financing activities	5,759,682	809,411
Net change in cash	277,640	11,218
Effect of exchange rate on cash	(25,326)	(27,011)
Cash at beginning of year¹	274,625	87,709
Cash at end of year¹	526,939	71,916

1 For cash and cash equivalents and restricted cash, refer Note 6

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock	6,138,538	-

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – FINANCIAL STATEMENTS

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc. (AVRA).

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

The Transaction (Note 4) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, AVRA was treated as the “acquired” company (“Accounting Acquiree”) and Cardio Ventures Inc., the accounting acquirer, was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022, CardioVentures has been considered the ultimate holding company. Prior to October 18, 2022, Cardio Ventures Pvt Ltd., Bahamas (Cardio Bahamas), was in existence and served as the ultimate holding company. On October 18, 2022, Cardio Ventures Inc. acquired controlling interest in Otto Pvt Ltd. from Cardio Bahamas, making Cardio Ventures Inc. the ultimate holding company.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2023, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2023 and our results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K/A as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on December 6, 2024.

The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the consolidated financial statements of SS Innovations International, Inc. and all of its subsidiaries (“Group”) for the quarter and six month ended June 30, 2023. However, the comparative financial statements for the quarter and six month ended June 30, 2022, have been prepared on a consolidated basis and reflect the consolidated financial statements of Cardio Bahamas and all of its subsidiaries (“Group”).

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing condensed consolidated financial statements.

Accounting policies of the respective individual subsidiaries are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying condensed consolidated balance sheet as at June 30, 2023 as well as the condensed consolidated statement of operations and comprehensive loss and the condensed consolidated statements of cash flows for the quarter and six-months ended June 30, 2023, and June 30, 2022 respectively, as previously reported in its Form 10-Q, to reflect the correction of errors arising out of:

i.	Accounting for the merger transaction

ii.	Functional / other reclassification

iii.	Recognition of revenue in case of deferred payment sales

iv.	Recognition of right of use of certain assets and liabilities

v.	Errors / Adjustments

Restatement in June 2023

Summary of restatements made in condensed consolidated balance sheet, as at June 30, 2023, is as follows:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
ASSETS
Current Assets:
Cash and cash equivalents	423,060	423,062	2	-	-	-	-	2
Restricted cash	-	43,284	43,284	-	43,680	-	-	(396)
Accounts receivable, net	1,070,358	611,707	(458,651)	-	414,386	(1,414,197)	-	541,160
Receivable from related party	-	727,598	727,598	-	793,426	-	-	(65,828)
Inventory, net	2,608,490	3,965,750	1,357,260	-	-	-	-	1,357,260
Prepaids and other current assets	1,383,369	1,876,290	492,921	(2,978)	446,489	-	-	49,410
Total Current Assets	5,485,277	7,647,691	2,162,414	(2,978)	1,697,981	(1,414,197)	-	1,881,608
Non- Current Assets:
Property, plant, and equipment, net	436,508	455,493	18,985	(6,841)	-	-	-	25,826
Right of use asset	-	2,598,135	2,598,135	-	-	-	2,598,135	-
Accounts receivable, net	1,953,127	1,512,742	(440,385)	-	(440,385)	-	-	-
Restricted cash	-	60,593	60,593	-	63,997	-	-	(3,404)
Receivable from related party	1,818,420	-	(1,818,420)	-	(1,818,420)	-	-	-
Prepaids and other non current assets	-	155,164	155,164	-	158,496	-	-	(3,332)
Total Non Current Assets	4,208,055	4,782,127	574,072	(6,841)	(2,036,312)	-	2,598,135	19,090
Total Assets	9,693,332	12,429,818	2,736,486	(9,819)	(338,331)	(1,414,197)	2,598,135	1,900,698

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft facility	4,963,385	4,965,744	2,359	-	-	-	-	2,359
Notes payable	1,225,000	1,225,000	-	-	-	-	-	-
Current portion of operating lease liabilities	-	258,774	258,774	-	-	-	258,774	-
Accounts payable	31,760	725,822	694,062	-	678,266	-	-	15,796
Deferred tax liability	20,760	-	(20,760)	-	-	-	-	(20,760)
Deferred revenue	-	37,630	37,630	-	-	37,630	-	-
Other accrued liabilities	2,130,831	820,510	(1,310,321)		(409,141)	(923,718)	-	22,538
Total Current Liabilities	8,371,736	8,033,480	(338,256)	-	269,125	(886,088)	258,774	19,933

Operating lease liabilities, less current portion	-	2,408,017	2,408,017	-	-	-	2,408,017	-
Deferred revenue	-	348,993	348,993	-	348,993	-	-	-
Other accrued liabilities	500,000	29,234	(470,766)	-	(500,000)	-	-	29,234
Long-term borrowings, less current portion	-	493,998	493,998	-	-	-	-	493,998
Total Non Current Liabilities	500,000	3,280,242	2,780,242	-	(151,007)	-	2,408,017	523,232
Total Liabilities	8,871,736	11,313,722	2,441,986	-	118,118	(886,088)	2,666,791	543,165

Stockholders’ (deficit) equity :
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5,000 shares and nil shares issued and outstanding as of June 30, 2023	-	1	1	-	-	-	-	1
Common stock, 250,000,000 shares authorized, $0.0001 par value,146,172,443 shares issued and outstanding as of June 30, 2023	14,615	14,618	3	-	-	-	-	3
Accumulated other comprehensive income (loss)	(157,644)	(9,368)	148,276	-	(451,233)	-	-	599,509
Additional paid in capital	19,166,730	10,681,490	(8,485,240)	(13,042,805)	-	-	-	4,557,565
Capital reserve	899,917	899,917	-	-	-	-	-	-
Accumulated deficit	(19,102,022)	(10,470,562)	8,631,460	13,032,986	(5,216)	(528,109)	(68,656)	(3,799,545)
Total stockholders’ (deficit) equity	821,596	1,116,096	294,500	(9,819)	(456,449)	(528,109)	(68,656)	1,357,533
Total liabilities and stockholders’ (deficit) equity	9,693,332	12,429,818	2,736,486	(9,819)	(338,331)	(1,414,197)	2,598,135	1,900,698

Condensed consolidated statement of operations and comprehensive loss for the six-months ended June 30, 2023.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
Revenue:
System sales	3,028,534	1,780,197	(1,248,337)	-	(481,736)	(435,729)	-	(330,872)
Warranty sales	58,151	-	(58,151)	-	-	(58,151)	-	-
Instrument sale	-	481,736	481,736	-	481,736	-	-	-
Total revenue	3,086,685	2,261,933	(824,752)	-	-	(493,880)	-	(330,872)

Cost of revenue	(2,351,346)	(1,416,289)	935,057	-	(374,891)	-	-	1,309,948

Gross profit	735,339	845,644	110,305	-	(374,891)	(493,880)	-	979,076

Operating expenses:
Research & development expense	-	488,553	488,553	-	488,505	-	-	48
Stock compensation expense	-	8,150	8,150	-	-	-	-	8,150
Depreciation and amortization expense	-	67,057	67,057	-	61,754	-	-	5,303
Selling, general and administrative expense	3,400,013	6,543,648	3,143,635	(338,083)	(1,134,097)	-	13,305	4,602,510
Total operating expenses	3,400,013	7,107,408	3,707,395	(338,083)	(583,838)	-	13,305	4,616,011

Loss from operations	(2,664,674)	(6,261,764)	(3,597,090)	338,083	208,947	(493,880)	(13,305)	(3,636,935)

OTHER INCOME (EXPENSE):
Interest expenses	-	(621,875)	(621,875)	-	(608,863)	-	-	(13,012)
Interest and other income, net	(173,791)	46,135	219,926	(488)	175,165	41,136	-	4,113

Loss before INCOME taxes	(2,838,465)	(6,837,504)	(3,999,039)	337,595	(224,751)	(452,744)	(13,305)	(3,645,834)

Income tax expense	-	-	-	-	-	-	-	-

Net loss	(2,838,465)	(6,837,504)	(3,999,039)	337,595	(224,751)	(452,744)	(13,305)	(3,645,834)
Net loss attributable to non-controlling interests	(2,838,465)	(6,837,504)	(3,999,039)	337,595	(224,751)	(452,744)	(13,305)	(3,645,834)

Condensed consolidated statement of operations and comprehensive loss for the three-months ended June 30, 2023.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
Revenue:
System sales	1,537,224	1,424,783	(112,441)	-	(467,030)	491,388	-	(136,799)
Warranty sales	38,082	-	(38,082)	-	-	(38,082)	-	-
Instrument sale	-	467,030	467,030	-	467,030	-	-	-
Total revenue	1,575,306	1,891,813	316,507	-	-	453,306	-	(136,799)

Cost of revenue	(1,351,143)	(1,124,116)	227,027	-	(1,130,233)	-	-	1,357,260

Gross profit	224,163	767,697	543,534	-	(1,130,233)	453,306	-	1,220,461

Operating expenses:
Research & development expense	-	246,426	246,426	-	246,426	-	-	-
Stock compensation expense	-	8,150	8,150	-	-	-	-	8,150
Depreciation and amortization expense	-	34,466	34,466	-	32,359	-	-	2,107
Selling, general and administrative expense	1,983,053	5,669,790	3,686,737	(338,083)	(607,626)	-	8,025	4,624,421
Total operating expenses	1,983,053	5,958,832	3,975,779	(338,083)	(328,841)	-	8,025	4,634,678

Loss from operations	(1,758,890)	(5,191,135)	(3,432,245)	338,083	(801,392)	453,306	(8,025)	(3,414,217)

OTHER INCOME (EXPENSE):
Interest expenses	-	(365,205)	(365,205)	-	(365,205)	-	-	-
Interest and other income, net	(91,533)	31,852	123,385	(488)	92,021	28,724	-	3,128

Loss before INCOME taxes	(1,850,423)	(5,524,488)	(3,674,065)	337,595	(1,074,576)	482,030	(8,025)	(3,411,089)

Income tax expense	-	-	-	-	-	-	-	-

Net loss	(1,850,423)	(5,524,488)	(3,674,065)	337,595	(1,074,576)	482,030	(8,025)	(3,411,089)
Net loss attributable to non-controlling interests	(1,850,423)	(5,524,488)	(3,674,065)	337,595	(1,074,576)	482,030	(8,025)	(3,411,089)

Condensed consolidated statement of cashflows for the six-months ended June 30, 2023.

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
Cash flows from operating activities:
Net loss	(2,838,465)	(6,837,504)	(3,999,039)	337,595	(224,751)	(783,616)	(13,305)	(3,314,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310,897	67,057	(243,840)	-	-	-	-	(243,840)
Translation diff	(157,645)	-	157,645					157,645
Operating lease expense	-	13,777	13,777	-	-	-	13,777	-
Stock compensation expense	-	8,150	8,150	-	-	-	-	8,150
Share issue to investor and advisors	-	4,463,799	4,463,799					4,463,799
Interest expense (net)	-	575,740	575,740	-	553,921	-	-	21,819
Non cash expense	-	-	-	-	-	-	-	-
Changes in operating assets and liabilities:				-	-	-	-	-
Accounts receivable, net	-	(1,040,193)	(1,040,193)		25,999	1,327,730		(2,393,922)
Inventory, net	-	(3,061,647)	(3,061,647)	-	-	-	-	(3,061,647)
Receivables from / payable to related parties	-	226,228	226,228	-	257,324	-	-	(31,096)
Deferred revenue	-	342,706	342,706	-	-	342,706	-	-
Prepaids and other current assets	-	(962,286)	(962,286)	-	(1,405,242)	-	-	442,956
Accounts payable	2,632,123	560,346	(2,071,777)	-	(1,131,642)			(940,135)
Prepaids and other non current assets	-	(73,700)	(73,700)					(73,700)
Prepaid expenses and other assets	(10,626,023)	-	10,626,023	-	-	-	-	10,626,023
Other accrued liabilities	-	341,021	341,021	45,529	566,566	(348,993)	-	77,919
				-	-	-	-	-
Net cash used in operating activities	(10,679,113)	(5,376,506)	5,302,607	-	-	-	-	-
Cash flows from investing activities:

Notes receivables - acquisition	3,000,000	-	(3,000,000)	-	-	-	-	(3,000,000)
Long term receivable	(3,771,546)	-	3,771,546	-	-	-	-	3,771,546
Purchase of / proceeds from sale of property, plant and equipment	(736,006)	(105,536)	630,470	4,558	-	-	-	625,912
Net cash used in investing activities	(1,507,552)	(105,536)	1,402,016	-	-	-	-	-
Cash flows from financing activities:

Proceeds from issuance of convertible notes to other investors	4,963,385	3,000,000	(1,963,385)	-	-	-	-	(1,963,385)
Proceeds from issuance of convertible notes to principal shareholder	-	1,225,000	1,225,000	-	-	-	-	1,225,000
Proceeds from bank overdraft facility (net)	-	1,677,577	1,677,577	-	-	-	-	1,677,577
Repayment of term loan	-	(142,895)	(142,895)	-	-	-	-	(142,895)
Proceeds from securities offering	8,170,061	-	(8,170,061)	-	-	-	-	(8,170,061)
Accumulated other comprehensive income (loss)	899,917	-	(899,917)	-	-	-	-	(899,917)
Repayments of notes payable	(2,775,000)	-	2,775,000	-	-	-	-	2,775,000
Net cash provided by financing activities	11,258,362	5,759,682	(5,498,680)
Net change in cash	(928,304)	277,640	1,205,944
Effect of exchange rate on cash	-	(25,326)	(25,326)
Cash at beginning of year	1,351,364	274,625	(1,076,739)
Cash at end of year	423,060	526,939	103,879

Impact on restated condensed consolidated financial statements for the period ended June 30, 2023

(1) Accounting for merger transaction

Background

On April 14, 2023, SSII (earlier known as ‘AVRA Medical Robotics Inc’ or ‘AVRA’) consummated the acquisition of Cardio Ventures, Inc., a Delaware corporation (“Cardio Ventures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), Cardio Ventures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in Cardio Ventures. Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into Cardio Ventures (the “Cardio Ventures Merger”). Further, the Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split and increased its authorized common stock to 250,000,000 shares. Further, prior to October 18, 2022, Cardio Ventures Pvt Ltd., Bahamas (Cardio Bahamas), was in existence and served as the ultimate holding company. On October 18, 2022, Cardio Ventures Inc. acquired controlling interest in Otto Pvt Ltd. from Cardio Bahamas, making Cardio Ventures Inc. the ultimate holding company.

Before

In the previously filed financial statements (Form 10-Q) for the period ended June 30, 2023, the merger transaction between SS Innovations International, Inc. (“SSII” or “the Company”) and CardioVentures, Inc., was accounted for as a reverse merger in the nature of a recapitalization, in accordance with ASC 805. According to Note 1 of the originally filed Form 10-Q, a wholly owned subsidiary of the Company was treated as the accounting acquirer, and CardioVentures, Inc. was treated as the accounting acquiree. The opening balances in the financial statements for the period ended June 30, 2022, included only the assets, liabilities and operations of AVRA.

After

Upon review of merger agreements and related technical accounting guidance available in ASC 805, it was determined that AVRA’s assets and liabilities should have been recorded at their fair value as of the date of merger and comparative balances as at December 31, 2022 should have been considered only for Cardio Venture Inc. at historical cost basis, being the accounting acquirer in the merger transaction. The fair value of assets and liabilities of AVRA was assessed as nil at the time of the merger. This revaluation resulted in a change in the recorded amounts for the acquired assets, which has now been appropriately reflected in the restated financial statements.

Additionally, the amount recognized as issued equity interests in the condensed consolidated financial statements was determined by considering the equity interests of Cardio Venture Inc. (for the quarter and six months ended June 30, 2022 considered the equity interest of Cardio Bahamas) outstanding immediately before the business combination. In accordance with ASC 805, the equity structure (the number and type of equity interests issued) reflects that of AVRA, including the equity interests issued by AVRA to effect the merger as reverse recapitalization. As a result, the equity structure of Cardio Venture Inc. (for the quarter and six months ended June 30, 2022, equity structure of Cardio Bahamas) (the accounting acquirer) has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares issued by the legal parent (AVRA, the accounting acquiree) in the merger.

The Company identified that fair value of assets and liabilities of AVRA was assessed as nil at the time of merger.

Additionally, the Company excluded Accumulated deficit and Additional paid in Capital pertaining to AVRA as per ASC 805.

Further, Selling, general and administrative expenses and Interest and other income, net amounting to $338,083 and $488 respectively were excluded as they relate to the expenses incurred by AVRA before merger and the same is not to be included in the condensed consolidated statement of operations and comprehensive loss subsequent to merger as per the guidance of ASC-805 reverse recapitalization.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the period ended June 30, 2023.

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

Lease expenses for R&D activities are now classified under R&D expenses, ensuring that these costs are appropriately aligned with innovation efforts and accurately allocated based on the proper assumptions regarding their direct contribution to the Company’s research and development initiatives.

This reclassification provides a clearer picture of how the Company allocates resources toward both operational production and future product development.

2. Salaries and Related Expenses in COGS, R&D and SG&A

Previously, salaries and related expenses were shown directly as a separate head in the statement of Income and Other comprehensive income. Following further evaluation, these expenses have been reclassified between COGS, R&D and SG&A.

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

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in condensed consolidated balance sheet and condensed consolidated statement of cash flows

We noted that there are reclassifications required in the condensed consolidated balance sheet and condensed consolidated statement of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

(A) Reclassifications in Condensed Consolidated Balance Sheet

Reclassifications were of below nature:

1.	Restricted Cash: 1. Fixed deposit against bank guarantee of $43,680 and FD earlier classified under prepaids and other current assets now reclassified to Restricted Cash Current, 2. Fixed Deposits against Credit card facility of $ 63,997 reclassified to Restricted Cash Non-Current, 3. Fixed Deposit with no withdrawal restrictions of $6,919 reclassified under Prepaids and other non-current assets.

2.	Accounts receivable of $440,385 are reclassified from non-current to current based on their due date of collection as per contract with customers.

3.	Receivables from related parties of $793,426 reclassified from non-current to current based on their due date of collection. Further, payable balances related to same party were netted off against the receivable balances amounting to $ 1,100,000.

4.	Prepaids and other current assets: Security Deposit of $158,496 for long term lease earlier classified under Prepaid Current assets now reclassified to Prepaid non-current assets. Fixed deposits of $107,678 earlier classified in Prepaid and other current assets now reclassified to restricted cash current and non-current.

5.	Reclassification of long term deferred revenue from other accrued liabilities to long term deferred revenue amounting to $348,993. This amount has now been reclassified to deferred revenue (Non-Current) for accurate reporting and compliance with revenue recognition standards.

6.	Accounts payable: As at June 30, 2023 Amount of advance to vendors knocked off earlier amounting to $678,266 to prepaid and other current asset.

7.	Other accrued liabilities: As at June 30, 2023, A. Due to increase in advance from customer amounting to $109,383, B. Due to reclassification of receivable from related party from other accrued liabilities amounting to $675,006.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the period ended June 30, 2023.

(B) Reclassifications Condensed Consolidated Statement of Operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

1.

Operating expenses are now reclassified functionally, encompassing Selling, General and Administrative, Research and Development, and Salaries & Payroll Expenses. This reclassification has resulted in a decrease in the Cost of Revenue by $374,891 and an increase in R&D by $488,505, decrease in SG&A by $1,134,097, and depreciation expense now disclosed separately $61,754 for six months ended June 30, 2023.

This reclassification has further resulted in a decrease in the Cost of Revenue by $1,130,233 and an increase in R&D by $246,426, increase in SG&A by $607,626, and depreciation expense now disclosed separately $32,359 for three months ended June 30, 2023.

(ii)	Other reclassifications

1.	In the financial reporting structure, total revenue is now detailed into two categories: System Sales and Instrument Sales. Earlier, Instrument Sales were not disclosed separately which has been effected now. Consequently, in restated financial statements, System Sales is now reduced by $481,736 for six months ended June 2023 and by $467,030 for three months ended June 30, 2023 and is disclosed as Instrument sales specifically to reflect this refined categorization.

2.	Interest expenses related to credit notes and discounts on credit note have been reclassified from Selling, General, and Administrative Expenses and Interest and other income to Interest Expense. This reclassification amounts to $608,863 for six months ended June 30, 2023, and $365,205 for three months ended June 30, 2023, aligning the reporting with appropriate expense categorization standards.

(3) Correction of accounting policies misapplications

A. Revenue recognition

Background

The Company identified that it had inadvertently failed to apply some of the relevant provisions of ASC 606, “Revenue from Contacts,” accordingly, in the preparation of our revised financial statements for the period ended June 30, 2023. We have revised our revenue recognition policy to incorporate discounting for the present value of expected revenue.

Before

In previously filed financial statements, our revenue was recognized at nominal values without considering the time value of money. Also, in previously filed financial statements, the Company recognized revenue from maintenance and warranty services starting in the first year following delivery. Further, the Company included deferred revenue within accrued liabilities.

After

The decision to adopt a discounting approach arises from our commitment to providing stakeholders with a more precise representation of our revenue streams. By discounting future cash flows to their present value, we ensure that our revenue reflects the economic reality of our transactions, considering the timing of cash receipts. This adjustment aligns our financial statements with best practices in revenue recognition and improves the comparability of our financial information across periods.

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

Moreover, the Company has now separated revenue into instrument sales and system sales. This differentiation enables a more detailed understanding of the revenue streams and their respective recognition patterns. Revenue from instrument sales and system sales will now be recorded separately on the face of condensed consolidated statement of operations and other comprehensive loss, reflecting the distinct performance obligations and timing of revenue recognition for each category.

Impact on restated condensed consolidated financial statements for the period ended June 30, 2023

The Company identified that revenue and accounts receivable were incorrectly recorded due to the financing component of trade receivables and deferred revenue, which is to be recovered and recognized after one year from the balance sheet date according to purchase order terms. In line with ASC 606, correction entries were made to reflect the financing component in accounts receivable and revenue.

Long term account receivables balances were presented at gross balances basis in previous filed financial statements however, as per ASC 606, revenue contract in which company have significant financing component in consideration receivable from customers, the net sales and related debtor balance should be accounted at the present value of the future cash flow and the interest component related to financing component should be recorded over the period of contract. Accordingly, the company restated the account receivable balances on net level to provide impact of significant financing component and reduced trade receivable by $1,414,197.

Also, warranty income to be recognized once the performance obligation condition gets fulfil to in line with this provision, unrealized warranty income included of the sale were reversed and recoded as deferred revenue in balance sheet till the time performance obligation relation to this is not fulfilled. Hence due to this $386,623 was recorded as deferred revenue during the year and further the same was reclassed as current and non-current $37,630 and $348,993 respectively in these restated financial statements.

Earlier all unrealized income (deferred revenue) are recorded in other accrued liabilities and now the same had been recorded separately as deferred revenue in balance sheet by $923,718.

Interest income for the current period related to unwinding of account receivable balances recorded as interest income of $41,136 which is adjusted with the net of system and warranty sale of $493,880 in condensed consolidated statement of operations and other comprehensive loss for six months ended June 30, 2023.

Interest income for the current period related to unwinding of account receivable balances recorded as interest income of $28,724 which is adjusted with the net of system and warranty sale of $453,306 in condensed consolidated statement of operations and other comprehensive loss for three months ended June 30, 2023.

B. Lease

Before

For the period ended June 30, 2023, the Company identified that it had inadvertently failed to apply ASC 842, “Leases,” to certain operating lease arrangements.

Upon further review, the Company also determined that similar issues impacted the financial statements for the period ended June 30, 2023. During these periods, while preparing the condensed consolidated financial statements, the Company inadvertently failed to apply ASC 842 to all of their lease agreements. This resulted in the exclusion of material lease liabilities and related right-of-use assets from the financial statements.

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

The Company identified that it had a leased property in India, but no transection recorded initially as per ASC 842 only the lease payments were recorded as rent expenses. As per ASC 842, if a company entered into a lease contract for specific period of time it shall record the Right to Use Assets (ROU), Lease liabilities and amortize ROU and interest on lease liabilities over the lease term. Accordingly, Restatement adjustment of $2,598,135 was recorded to correct the balances of ROU in line with above provision of ASC 842. Classification of current and non-current amount of lease liability corrected by $258,774 and $2,408,017 respectively. Further lease expenses was classified based on functional classification as $13,305 as Selling, general and administrative, for the six months ended June 30, 2023 and functional classification as $8,025 as Selling, general and administrative for the three months ended June 30, 2023.

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the period ended June 30, 2023.

4. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are major error corrections made in condensed consolidated financial statements for the period ended June 30, 2023:

(i)	Reinstatement of recourse letter of credit: The Company identified that the encashment of a letter of credit (LC – with recourse) received from banker against the customer’s invoicing was incorrectly netted off with the customer’s closing balance, affecting the financing component for the period ending June 30, 2023. To rectify this, a correction was made to reconcile the accounts receivable balance and the impact of the financing component on the income statement. Accounts receivable balance of $541,023 has been restated and corresponding current maturities of long-term borrowings, as the bank retains the right to recover proceeds from the company in case customer makes default in payment.

(ii)	Personal expenses pertaining to Director earlier recorded as business expense of the Company: - The company identified that legal expenses amounting to $91,096 which were incorrectly charged as a legal expense, were actually related to the personal expenses of Dr. Sudhir Prem Srivastava and office expenses amounting to $156,924 is recorded against advance made to Dr. Sudhir Prem Srivastava earlier not recorded.

(iii)	Stock compensation expenses:

The Company identified that stock compensation expense was recorded incorrectly as it did not include advisory shares given to non employees. Rectification adjustments were made and stock compensation expense of $ 8,150 was recorded for six months and three months period ended June 30, 2023.

The Company identified that an additional issuance of advisory shares to Dr. Frederic Moll during the period ended June 30, 2023, recognizing his strategic knowledge and expertise within the industry to be recorded as selling, general and administration expense. This transaction has been classified under Selling, General, and Administrative (SG&A) expenses, totaling $4,463,799. This classification underscores the strategic value Dr. Moll brings to the organization and aligns with our financial reporting standards.

(iv)	Advance to vendors: For the period ended June 30, 2023, the Company identified that an advance given to a vendor was not adjusted against respective capital and operating expenditures while the invoices were received by the Company. An adjustment was recorded to adjust the vendor advance against respective expenditure totaling $93,001.

(v)	Incorrect useful life of PPE: The company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset lives were corrected, and depreciation was recalculated accordingly. As a result of this adjustment, an entry of $25,826 has been recorded under the property, plant, and equipment heading in the balance sheet.

(vi)	Incorrect valuation of Inventory: The Company identified that the inventory was previously recorded at incorrect valuation. As a result of this adjustment inventory is increased by $1,357,260 as at June 30, 2023. Consequent to this adjustment, cost of revenue has decreased by $1,357,260 and $ 1,309,948 for three and six months period ended June 30, 2023 respectively.

(vii)	Cut off errors: The Company has identified that expense relating to origination fees has been recorded in its entirety as and when the convertible notes are issued and this expense needs to be amortized over the period of convertible notes, hence the Company has recorded the said expense to the extent it relates to current period and correspondingly recorded the differential amount in prepaid expense whose amount of amortization is $339,534 for the period ended June 30, 2023.

(viii)	Unrecognized Gratuity provision: The Company identified that the expense and provision for gratuity were not recorded from the initial stage. These were subsequently recorded for the years 2021, 2022, and the current period, with balances reconciled against the actuarial report. A gratuity liability recorded by $29,234 relates to noncurrent and $63 as current portion which was not accounted for earlier.

(ix)	Discounting of Security deposits: The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(x)	Foreign exchange of revenue for system sales:- The Company had applied incorrect foreign exchange rates for translating balances to reporting currency which was corrected.

(xi)	Deferred tax liability: Since the company has significant carried forward tax losses hence earlier recorded deferred tax liability reversed $20,760.

Differential impact of above adjustments has been corrected in the condensed consolidated statement of cash flows for the period ended June 30, 2023.

Restatement in June 2022

Condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
Revenue:
System sales	-	-	-	-
Warranty sales	-	-	-	-
Instrument sale	-	-	-	-
Total revenue	-	-	-	-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Research & development expense	-	799,917	799,917	799,917
Depreciation and amortization expense	-	47,033	47,033	47,033
Selling, general and administrative	250,486	809,217	558,731	558,731
Total operating expenses	250,486	1,656,167	1,405,681	1,405,681

Loss from operations	(250,486)	(1,656,167)	(1,405,681)	(1,405,681)

OTHER INCOME (EXPENSE):
Interest expenses	-	(46,860)	(46,860)	(46,860)
Interest and other income, net	64	3,739	3,675	3,675

Loss before income taxes	(250,422)	(1,699,288)	(1,448,866)	(1,448,866)

Income tax expense	-	-	-	-

Net loss	(250,422)	(1,699,288)	(1,448,866)	(1,448,866)
Net loss attributable to non-controlling interests	(250,422)	(1,699,288)	(1,448,866)	(1,448,866)

Condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2022.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
REVENUE:
System sales	-	-	-	-
Warranty sales	-	-	-	-
Instrument sale	-	-	-	-
Total revenue	-	-	-	-

Cost of revenue	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Research and development expense	-	337,407	337,407	337,407
Depreciation and amortization expense	-	23,302	23,302	23,302
Selling, general and administrative	170,031	364,345	194,314	194,314
TOTAL OPERATING EXPENSES	170,031	725,054	555,023	555,023

Loss from operations	(170,031)	(725,054)	(555,023)	(555,023)

OTHER INCOME (EXPENSE):
Interest expenses	-	(28,821)	(28,821)	(28,821)
Interest and other income, net	29	1,850	1,821	1,821

LOSS BEFORE INCOME TAXES	(170,002)	(752,025)	(582,023)	(582,023)

Income tax expense	-	-	-	-

NET LOSS	(170,002)	(752,025)	(582,023)	(582,023)
Net loss attributable to non-controlling interests	(170,002)	(752,025)	(582,023)	(582,023)

SS Innovations International Inc.
Consolidated Statements Of Cash Flow
For The Year Ended June 30, 2022

Condensed consolidated statement of cashflows for the six months ended June 30, 2022.

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
Cash flows from operating activities:
Net loss	(250,422)	(1,699,288)	(1,448,866)	(1,448,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,586	47,033	42,447	42,447
Operating lease expense	-	13,899	13,899	13,899
Stock compensation expense	94,766	-	(94,766)	(94,766)
Interest expense (net)	-	43,121	43,121	43,121
Changes in operating assets and liabilities:
Accounts receivable, net	-	(100,000)	(100,000)	(100,000)
Inventory, net	-	(200,352)	(200,352)	(200,352)
Receivables from / payable to related parties	-	745,253	745,253	745,253
Prepaids and other current assets	-	79,637	79,637	79,637
Accounts payable	(65,696)	(18,659)	47,037	47,037
Prepaids and other non current assets	-	(3,762)	(3,762)	(3,762)
Other accrued liabilities	-	(86,853)	(86,853)	(86,853)
Net cash used in operating activities	(216,766)	(1,179,971)	(963,205)
Cash flows from investing activities:

Purchase of / proceeds from sale of property, plant and equipment	-	381,778	381,778	381,778
Net cash used in investing activities	-	381,778	381,778
Cash flows from financing activities:

Proceeds from bank overdraft facility (net)	-	897,979	897,979	897,979
Repayment of term loan	-	(88,568)	(88,568)	(88,568)
Proceeds from securities offering	72,081	-	(72,081)	(72,081)
Net cash provided by financing activities	72,081	809,411	737,330
Net change in cash	(144,685)	11,218	155,903
Effect of exchange rate on cash	-	(27,011)	(27,011)
Cash at beginning of year	405,774	87,709	(318,065)
Cash at end of year	261,089	71,916	(189,173)

Impact on restated consolidated financial statements for the six-months period ended June 30, 2022 (refer note 4)

During the course of a detailed re-review of the original filing of Form 10-Q for period ended June 2023, it has been observed that there were also significant inaccuracies in the corresponding figures reported for the three and six months period ended June 2022 condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows. These errors primarily originated from the inclusion of figures that pertain to AVRA Medical Robotics, Inc., rather than the correct entities i.e. Cardio Bahamas Pvt. Ltd and its subsidiaries.

Details of Identified Errors:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows figures for the three months and six months period ended June 2022:

The corresponding figures reported, in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows for June 2022 were entirely related to AVRA Medical Robotics, Inc., rather than Cardio Bahamas Pvt. Ltd and its subsidiaries.

Corrective Actions Undertaken:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statements of cashflow adjustments for the three months and six months period ended June 2022:

The figures related to Cardio Bahamas Pvt. Ltd. and its subsidiaries now have been updated as the corresponding figures in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statements of cashflow for three months and six months period ended June 2022. These updated numbers provide a correct basis for comparison with the financials for the three and six months periods ended June 30, 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital deficit of $385,789 and an accumulated deficit of $10,470,562 as of June 30, 2023. The Company also had a net loss of $6,837,504 for the six months ended June 30, 2023 and $5,524,488 for the three months ended June 30, 2023 which was mainly on account of non-cash items like Depreciation of $67,057 for six month and $34,466 for three month and advisory share issue to Dr. Moll for $4,463,799 for three months and six months included in SG&A. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. The Company has been able to augment its financial resources to further supplement its operations. On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL “), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes and the advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL, at its option, could also convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of June 30, 2023, $1,225,000 in advances were outstanding under the line of credit note.

Subsequent to June 30, 2023, SPL exercised its option to convert its outstanding advances into common stock at a conversion price of $0.74 per share. This conversion of funds advanced under the line of credit note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of June 30, 2023, the Company had a stockholders’ equity of $1,116,096 and a working capital deficit of $385,789 as compared to stockholders’ deficit of $2,678,537 and a working capital deficit of $3,670,954 as of December 31, 2022.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management. Significant estimates included discount rate for measuring significant financing component for deferred collections in revenue contracts, fair value of stock options, incremental borrowing rate for leases and useful life of property plant and equipment.

b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

c)	Restricted Cash

Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage for the Company’s operations. For the purposes of the condensed consolidated statement of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2023, and December 31, 2022 amounted to $nil and $nil respectively.

e)	Employee Benefits

Contributions to defined contribution plans are charged to the condensed consolidated statement of operations and comprehensive loss in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net”.

f)	Foreign Currency Translation

The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company’s condensed consolidated statement of operations and comprehensive loss.

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive income/(loss)” in the condensed consolidated balance sheet.

The relevant translation rates are as follows: for the six months ended June 30, 2023 closing rate at 82.0735 US$: INR, average rate at 82.3717 US$:INR.

The relevant translation rates are as follows: for the six months ended June 30, 2022 closing rate at 74.4000 US$: INR, average rate at 76.6850 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2022 closing rate at 82.73 US$: INR, average rate at 78.51 US$:INR

g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of June 30, 2023, and December 31, 2022, the Company valued the inventory at $3,965,750 and $904,103 respectively.

h)	Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:

●	Level I — Quoted prices for identical instruments in active markets.

●	Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level III — Instruments whose significant value drivers are unobservable.

i)	Concentration of Credit Risk

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

j)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. A disclosure for a contingent liability is made when there is a possible obligation that may require an outflow of resources. When there is a possible obligation or a present obligation in respect of which the likelihood of outflow of resources is remote, no provision or disclosure is made. Legal costs incurred in connection with such liabilities are expensed as incurred. Capital commitments are disclosed in the condensed consolidated financial statements.

k)	Revenue Recognition

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

iii . Warranty and Annual Maintenance Contract Sales:

Under ASC 606, the portion of the equipment sales value attributable to annual maintenance contracts is recorded separately as Warranty sales, which are recognized at their present value. Once the warranty periods expire, the maintenance contracts commence, and the revenue generated from these maintenance contracts is recognized as a distinct revenue stream.

l)	Property Plant & Equipment

Property and equipment are stated at cost, which is generally comprised of the purchase price for such property or equipment, non-refundable duties and taxes, but excludes any discounts and/or rebates, less accumulated depreciation and impairment.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
R & D equipment	5
Server & networking	3
Vehicles	5

m)	Long-lived Assets

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

n)	Stock Compensation Expense

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

The Company recognizes stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss for both employees and non-employee directors based on the grant-date fair value of the awards. These costs are recognized on a straight-line basis over the requisite service period, or until the date at which the recipient becomes eligible for retirement, if shorter. Forfeitures of equity awards are accounted for as they occur.

The Company accounts for equity instruments issued in exchange for goods or services from non-employees in accordance with ASC Topic 718 Stock Compensation. The costs associated with these equity instruments are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

o)	Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the condensed consolidated financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the condensed consolidated statement of operations and comprehensive loss for amortization of deferred actuarial gain/(loss) on retirement benefits. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Six Months ended June 30,
	2023	2022
	(As Restated)	(As Restated)
Net Loss	(6,837,504)	(1,699,288)
Basic weighted average common shares outstanding (1)	135,965,966	128,256,013
Dilutive effect of stock-based awards	137,000	-
Diluted weighted average common shares outstanding	136,102,966	128,256,013
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted	(0.05)	(0.01)

	For the Three Months ended
	June 30,
	2023	2022
	(As Restated)	(As Restated)
Net Loss	(5,524,488)	(752,025)
Basic weighted average common shares outstanding (1)	143,599,382	128,256,013
Dilutive effect of stock-based awards	137,000	-
Diluted weighted average common shares outstanding	143,736,382	128,256,013
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders :

Basic and Diluted	(0.04)	(0.01)

(1)	Prior period information has been adjusted to reflect the 1-for-10 reverse stock split of the Company’s common stock effected in April 2023. Refer to condensed statement of changes in equity to the condensed consolidated financial statements for further details.

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

q)	Research and Development Costs

In accordance with ASC Topic 730 “Research and Development”, with the exception of intellectual property that is purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

r)	Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

s)	Leases

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

Operating leases are presented within “Right-of-use assets, operating lease” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s condensed consolidated balance sheet.

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

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in condensed consolidated statement of operations and comprehensive loss.

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

t)	Segment reporting

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a condensed consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both June 30, 2023 and December 31, 2022 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

u)	Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-01, Leases (“Accounting Standards Codification (“ASC”) Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company does not have any lease arrangements with entities under common control and the adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following: -

	June 30, 2023	December 31, 2022
	(As Restated)
Gross Amount
Computer & peripherals	123,658	80,532
Furniture	104,065	89,044
Office equipment	68,808	68,059
Plant and machinery	110,272	49,331
R & D equipment	121,439	120,480
Server & networking	11,518	8,761
Vehicles	186,075	153,619
Machine CWIP	-	48,000
Accumulated depreciation	(270,342)	(200,812)
Total	455,493	417,014

Depreciation expenses for the three month quarter ended June 30, 2023, and 2022 amounted to $34,466 and $23,302 respectively.

Depreciation expenses for the six months ended June 30, 2023, and 2022 amounted to $67,057 and $47,033 respectively.

NOTE 4- REVERSE RECAPITALIZATION

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

Pursuant to the Merger Agreement, the holders of CardioVentures’ common stock also received shares 5,000 of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”). These shares:

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(As Restated)
Accounts receivable, net (current)	611,707	156,857
Accounts receivable, net (non-current)	1,512,742	886,263
Total accounts receivable, net	2,124,449	1,043,120

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $1,512,742 may not be due and collectible in next one year and thus company classified these receivables as non- current.

Details of customers which accounted for 10% or more of total revenues during the six months and three months period ended June 30, 2023, and June 30, 2022 and 10% or more of total accounts receivables as at June 30, 2023, and December 31, 2022.

	Percentage of Revenue		Percentage of Revenue		Percentage of Accounts
	For six months ended		For three months ended		Receivable as at
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	December 31, 2022
Customer A	1%	-	1%	-	25%	52%
Customer B	19%	-	22%	-	23%	-
Customer C	17%	-	20%	-	18%	-
Customer D	-	-	-	-	17%	-
Customer E	47%	-	57%	-	-	-
Customer F	16%	-	-	-	14%	-
Customer G	-	-	-	-	-	43%

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of June 30, 2023, and December 31, 2022.

		June 30, 2023	December 31, 2022
		(As Restated)
Cash and cash equivalents		423,062	217,177
Fixed deposit	Lien against overdraft facility	43,284	42,942
	Lien against credit card facility	-	14,506
Restricted cash (Current)		43,284	57,448
Fixed deposit	Lien against bank guarantee	43,680	-
	Lien against credit card facility	16,913	-
Restricted cash (Non- current)		60,593	-
Total cash, cash equivalents and restricted cash		526,939	274,625

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

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
	(As Restated)
Receivables from statutory authorities	1,223,796	706,817
Security deposit	9,564	7,796
Other prepaid- current assets	642,930	416,198
Prepaid and other current assets	1,876,290	1,130,811
Security deposits	155,164	77,048
Other prepaid- non current asset	-	6,864
Prepaid and other non current assets	155,164	83,912
Total prepaid, current and non current assets	2,031,454	1,214,723

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 18 – Stock Compensation Expenses)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
	(As Restated)
Accounts Payable	725,822	165,477
Payable to statutory authorities	32,175	14,515
Salary payable	204,794	136,501
Other accrued liabilities	583,541	347,081
Other accrued liabilities	820,510	498,097
Provision for gratuity long term	29,234	10,626
Other accrued liabilities- non current	29,234	10,626
Total accounts payable, accrued current and non-current expenses	1,575,566	674,200

Accounts payable $725,822 as of June 30, 2023, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $583,541 as of June 30, 2023, mainly include $566,566 advance from customers.

NOTE 9 - NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. Sushruta may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of June 30, 2023, $1,225,000 were outstanding in advances under the line of credit note.

The Company entered into an Agreement with Andrew Economos and Dr. Frederic Moll for issuing a convertible redeemable note in the principal amount of $3,000,000 each. The note may be converted into common shares (without any significant conversion premium on the debt) of the Company’s common stock at valuation of $100,000,000. As on the date of merger, i.e. April 14, 2023, Andrew Economos converted $3,089,178 (comprising of $3,000,000 of principal and $89,178 as interest) of his convertible note into 3,879,938 shares of common stock and Dr. Frederic Moll converted $3,049,364 (comprising of $3,000,000 of principal and $49,364 as interest) of his convertible note into 3,767,933 shares of common stock.

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
	(As Restated)
HDFC Bank Ltd overdraft (with personal guarantee of Dr. Sudhir Srivastava)(OD1)	4,267,888	2,762,962
HDFC Bank Ltd overdraft (with personal guarantee of Dr. Sudhir Srivastava)(OD2)	697,856	360,084
Bank overdraft	4,965,744	3,123,046

The HDFC bank overdraft (OD1) of US$4,267,888 availed on the basis of lien on the fixed deposits of $43,284 provided by the company and is secured by Dr. Sudhir Srivastava as security for this facility, by the fixed deposits out of its own funds, thereby improving the net working capital position of the Company. The HDFC bank (OD2) is secured by all the current assets of the Company. Both above overdrafts are additionally secured by personal guarantees provided by Dr Sudhir Srivastava. As of June 30, 2023 and December 31, 2022, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

NOTE 11-BORROWINGS

As part of our ongoing efforts to manage working capital and improve liquidity, we have arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our debtors, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It is classified as a long-term obligation (including interest) for the year ended December 31, 2022, and for the period ended June 30, 2023.

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

	June 30, 2023	December 31, 2022
	(As Restated)
Current maturities of long-term debt	-	120,880
Long-term borrowings, less current portion	493,998	469,017
Total Borrowings	493,998	589,897

NOTE 12- DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the quarter and six month period ended June 30, 2023, the company had sold three and four surgical robotic systems, respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $41,136 and nil as interest income on account of deferred financing component during the period ended June 30, 2023, and 2022 respectively.

	June 30, 2023	December 31, 2022
	(As Restated)
Deferred revenue— beginning of period	43,917	-
Additions	342,706	43,917
Net changes in liability for pre-existing contracts	386,623	43,917
Revenue recognized	-	-
Deferred revenue— end of period	386,623	43,917

	June 30, 2023	December 31, 2022
	(As Restated)
Deferred revenue expected to be recognized in:
One year or less	37,630	1,776
More than One year	348,993	42,141
	386,623	43,917

For the six months ended June 30, 2023, and 2022.

The following table disaggregates our revenue by major source:

	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
System sales	1,780,197	-
Instruments sale	481,736	-
Total revenue	2,261,933	-

Revenues for six month ended June 30, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
India	2,261,933	-
	2,261,933	-

For the three-months ended June 30, 2023, and 2022.

The following table disaggregates our revenue by major source:

	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
System sales	1,424,783	-
Instruments sale	467,030	-
Total revenue	1,891,813	-

Revenues for three month ended June 30, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
India	1,891,813	-
	1,891,813	-

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.0001 par value per share. The Company has one class of common stock outstanding. Holders of the Company’s common stock are entitled to one vote per share. Upon the liquidation or dissolution of the Company, its common stockholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The Company’s shares of common stock have no pre-emptive, subscription, redemption or conversion rights.

Preference shares

The Company had issued and outstanding 5,000 shares of preferred stock, par value $0.0001 for the period ended June 30, 2023.

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

As of June 30, 2023, there were 146,172,443 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of June 30, 2023, and December 31, 2022, there were amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	June 30, 2023	December 31, 2022
	(As Restated)
Receivable from related party	727,598	1,628,839
Total	727,598	1,628,839

	June 30, 2023	December 31, 2022
	(As Restated)
Payable to related party	-	(675,013)
Total	-	(675,013)

The receivable/payable balances from/to related parties is across the Company and its related entities in the normal course of business. All such receivable/payable balances are non-interest bearing and are receivable/repayable on demand.

Receivable from related party amounting to $727,598 and $1,628,839 as at June 30, 2023 and December 31, 2022 respectively, represents proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf. Further, payable to related party amounting to $675,013 as at December 31, 2022 represents liability for expenses paid by related entities on behalf of the Company.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $2,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of June 30, 2023, $1,225,000 in advances were outstanding under the line of credit note.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	June 30,	December 31,
	2023	2022
Operating leases	(As Restated)
Assets
Right of use operating lease assets	2,598,135	1,498,109

Liabilities
Current portion of operating lease liability	258,774	181,900
Non Current portion of operating lease liability	2,408,017	1,371,097
Total lease liabilities	2,666,791	1,552,997

	June 30,	December 31,
	2023	2022
Operating leases	(As Restated)
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	6.70	7.19
Village Chhatarpur-1257-1258-Farm	1.48	1.97
Ilabs Info Technology Ground Floor	8.93	-

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Village Chhatarpur-1257-1258-Farm	10%	10%
Ilabs Info Technology Ground Floor	12%	-

Supplemental cash flow and other information related to leases are as follows:

	Period ended June 30
	2023	2022
	(As Restated)	(As Restated)
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	193,046	185,422

Maturities of lease liabilities as of June 30, 2023 were as follows:

Operating Leases
Fiscal Year	Amount (in $)
2023	272,402
2024	572,990
2025	498,403
2026	506,252
2027	514,495
2028 and thereafter	1,711,964
Total Lease Payment	4,076,506
Less: Imputed Interest	1,409,715
Present value of lease liabilities	2,666,791

NOTE 16– INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended June 30, 2023, and 2022 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of income/(loss) before income taxes consist of the following:

	Period ended
	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
Domestic	-	-
Foreign	(6,837,504)	(1,699,288)
Total	(6,837,504)	(1,699,288)

The Company does not have federal and state net operating losses for the period ended June 30, 2023, and June 30, 2022.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2023, and June 30, 2022. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended June 30, 2023, and June 30, 2022.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	June 30, 2023	June 30, 2022
	(As Restated)	(As Restated)
Accounting profit / (loss) before income tax	(6,837,504)	(1,699,288)
Income tax expense (benefit) at federal statutory rate at 21%	(1,435,876)	(356,850)
Foreign tax rate differential	(341,875)	(84,964)
Non-deductible expenses	6,631	36,398
Excess tax expense/(benefit) on depreciation	4,618	3,690
Excess tax expense/(benefit) on Security deposit	70	66
Impact of unrecognized deferred tax asset on the loss of the year	1,424,557	316,696
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for the period ended June 30, 2023 and June 30, 2022, due to losses in current period and prior period and it does not expect to recover the tax benefit on the losses incurred during the period ended June 30, 2023, and June 30, 2022.

The components of the deferred tax balances were as follows:

	June 30, 2023	December 31, 2022
	(As Restated)
Deferred tax assets:
Net operating loss carry forwards	763,591	93,772
Net operating loss	1,435,876	669,819
Lease payments	14,417	11,527
Others	8,511	1,533
	2,222,395	776,651
Valuation allowance	(2,198,357)	(768,324)
Deferred tax assets	24,038	8,327

Deferred tax liabilities:
Depreciation and amortization	30,125	929
Others	(6,087)	7,398
Deferred tax liabilities	24,038	8,327
Net deferred tax assets/Liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of June 30, 2023, and December 31, 2022, and recorded a valuation allowance of $2,198,357 and $768,324, respectively.

NOTE 17 – FAIR VALUE MEASUREMENT – FINANCIAL INSTRUMENTS

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair value
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Financial Assets
Account receivables net (1)	1,512,742	886,263	1,512,742	886,263
Other non-current financial assets (2)	113,940	63,266	113,940	63,266
Total	1,626,682	949,529	1,626,682	949,529
Financial Liabilities
Borrowings (3)	493,998	469,017	493,998	469,017
Lease liabilities (4)	2,408,017	1,371,097	2,408,017	1,371,097
Other non-current financial liabilities (5)	29,234	10,626	29,234	10,626
Total	2,931,249	1,850,740	2,931,249	1,850,740

(1)	Account receivable net of allowance represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 10% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	Long term borrowing includes a loan from the Axis bank. The Company has carried the loan balance at cost which is approximate to the fair value.

(4)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Lease).

(5)	Other non-current financial liabilities include provision for gratuity which is carried at a cost which is approximate to its fair value.

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

NOTE 18 – STOCK COMPENSATION EXPENSES

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

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Total shares granted	Option vested	Unvested Option at period end
1-Jun-23	8.15	12,000	1,000	11,000
1-May-23	2.00	50,000	14,286	35,714
28-Jun-23	6.67	75,000	8,557	66,443
Total		137,000	23,843	113,157

During the period ended June 30, 2023, the Company has recorded share compensation expense of $8,150 in relation to Advisory shares.

As share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss during the period ended June 30, 2023, and 2022, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of June 30, 2023, there was $604,034 of total unrecognized compensation expense related to unvested advisory stock. The total unrecognized compensation expense is expected to be recognized until end of May 31, 2024.

NOTE 19 – COMMITMENTS

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

NOTE 20 – SUBSEQUENT EVENTS

1.	Subsequent to June 2023, the Company had issued a raised a total of $16,980,000 in Convertible Notes from Sushruta. As of September 2023, Sushruta exercised its option to convert the full amount of advances made into 22,945,94 shares of the Company’s common stock at a conversion price of $0.74 per share.

2.	On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

3.	In the month of February 2024, through February 14, 2024, the Company raised $2,450,000 through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

4.	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $1,000,000 each, to meet certain working capital needs.

5.	In July 2024, the Company raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

6.	In August 2024, the Company issued 125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

7.	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC bank were also increased by an additional $1,093,881.

8.	In December 2024, the Company borrowed $2,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Amendment contains certain statements that constitute forward-looking statements. Any and all statements contained in this Amendment that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Those statements appear in this Report, and include statements regarding the intent, belief or current expectations of our Company and management that are subject to known and unknown risks, uncertainties and assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1. Business” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in our 2023 Form 10-K, as amended.

Forward-looking statements in this Amendment may include, without limitation, statements regarding:

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

(xii)	our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC; and

(xiii)	Changes resulting from the restatement of our condensed consolidated financial statements included in this Report.

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

Introduction

The Company was originally incorporated in the state of Florida on February 4, 2015, under the name “Avra Surgical Microsystems, Inc.,” and changed its name to “Avra Medical Robotics, Inc.” (AVRA) on November 5, 2015.

From inception through April 13, 2023, we were engaged in developing a fully autonomous medical robotic system using proprietary software which integrated Artificial Intelligence and Deep Learning, or Machine Learning. Our research and development efforts were based in Orlando, Florida, where we established a research partnership with the University of Central Florida.

In July and August 2022, AVRA and the management of Cardio Ventures es”) began discussions to explore potential merger synergies, leading to a formal agreement in November 2022 by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures (“Merger Agreement”). Cardio Ventures was primarily seeking a platform to raise funds in the U.S. to support operations of its subsidiary, SSI India. AVRA’s ability to attract funds from its high-net-worth investors became a focal point in these discussions, presenting a path for AVRA shareholders to also benefit from the merger. Consequently, as part of the merger strategy, AVRA raised funds through convertible notes (at the rate of 7% interest per annum), which were subsequently provided to Cardio Ventures via convertible notes issued by Cardio Ventures. Investors like Andrew Economos and Dr. Fred Moll, both existing AVRA shareholders, contributed to these notes, foreseeing significant commercial benefits and the potential for AVRA’s turnaround post-merger, despite AVRA’s status as an inactive company at the time. On April 14, 2023, we consummated the acquisition of by merger of CardioVentures, Inc., pursuant to the Merger Agreement.

The Company is currently engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. Having commenced commercial sales of our surgical robotic system in the second half of 2022, and its allied instruments and accessories. Accordingly, the operating results detailed below largely reflect the impact of the consummation of the Reverse Merger transaction in April 2023, when compared with operating results for the corresponding period in 2022.

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

The condensed consolidated financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. As of June 30, 2023, we have sold 9 systems, which have performed more than 230 procedures of various types involving varying degrees of complexities.

Results of Operations

Introduction

The following discussion should be read in conjunction with our condensed consolidated financial statement and Notes thereto. This section of the Report generally discusses 2023 and 2022 items and quarter-to- quarter comparisons between 2023 and 2022.

The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected balance sheet data for our Company as of June 30, 2023, and December 31, 2022:

Balance Sheet Data

	As of	As of
	June 30,	December 31,
	2023	2022*
	(As Restated)
Cash	423,062	217,177
Restricted cash**	103,877	57,448
Total Assets	12,429,818	6,980,533
Total Liabilities	11,313,722	9,659,069
Total Stockholders’ Equity / (deficit)	1,116,096	(2,678,537)

*	Amounts for the year ended December 31, 2022, represent consolidated financials for Cardio Ventures Inc. (ultimate holding company before the merger transaction)

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. Subsequent to June 2023, the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities

	For the Three months ended
	June 30,
	2023	2022
	(As Restated)	(As Restated)
Total Revenue	1,891,813	-
Cost of revenue	(1,124,116)	-
Gross profit	767,697	-
Research & development expense	(246,426)	(337,407)
Stock compensation expense	(8,150)	-
Depreciation and amortization expense	(34,466)	(23,302)
Selling, general and administrative expense	(5,669,790)	(364,345)
Loss from operations	(5,191,135)	(725,054)
Other income (expenses)	(333,353)	(26,971)
Net loss	(5,524,488)	(752,025)

Three months ended June 30, 2023, as compared to three months ended June 30, 2022

Total Revenue. We had revenues of $1,891,813 (comprising $1,424,783 of system sales, $467,030 of instrument sales), for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended June 30, 2023 as compared to the period ended June 30, 2022.

Research and development expense. Research and development expenses were $246,426 during the three months ended June 30, 2023 and $337,407 for the three months ended June 30, 2022. Research and development expense primarily consists of salaries paid to engineers, amounting to $151,560 and $196,236 for the period ended June 30, 2023, and 2022, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $8,150 and $nil during three months ended June 30, 2023 and June 30, 2022, respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to advisors.

Depreciation and amortization expense. We had depreciation and amortization expense of $34,466 for the period ended June 30,2023, as compared to $23,302 for the period ended June 30, 2022. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $5,669,690 in general and administrative expenses during the three months ended June 30, 2023, and $364,345, June 30, 2022, respectively.

Our SG&A expense comprise of expense relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. S,G&A expense also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our S,G&A expense to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.

The increase in S,G&A expense resulted from the increased scale of commercial operations during the period June 30, 2023 as compared to the period ended June 30, 2022.

Other income/expenses. We incurred other expenses of $333,353 for the three months ended June 30, 2023 as compared to $26,971 of other expenses during the three months ended June 30, 2022. The increase in interest expense from June 30, 2022 to June 30, 2023 resulted from an increase in bank borrowings for working capital from HDFC bank in India.

Net Loss. We incurred a net loss of $5,524,488 for the three months ended June 30, 2023, as compared to a net loss of $752,025 for the three months ended June 30, 2022. The increase in net loss from June 30, 2022 to June 30, 2023 is primarily the result of the increase in general and administrative expenses of $5,305,445 respectively.

	For the Six months ended
	June 30,
	2023	2022
	(As Restated)	(As Restated)
Total Revenue	2,261,933	-
Cost of revenue	(1,416,289)	-
Gross profit	845,644	-
Research & development expense	(488,553)	(799,917)
Stock compensation expense	(8,150)	-
Depreciation and amortization expense	(67,057)	(47,033)
Selling, general and administrative	(6,543,648)	(809,217)
Loss from operations	(6,261,764)	(1,656,167)
Other income (expenses)	(575,740)	(43,121)
Net loss	(6,837,504)	(1,699,288)

Six months ended June 30, 2023, as compared to six months ended June 30, 2022

Total Revenue. We had revenues of $2,261,933 (comprising $1,780,197 of system sales, $481,736 of instrument sales) for the six months ended June 30, 2023, as compared to $0 for the six months ended June 30, 2022. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended June 30, 2023 as compared to the period ended June 30, 2022.

Research and development expense. Research and development expenses were $488,553 during the six months ended June 30, 2023 and June 30, 2022 were $799,917. Research and development expense primarily consists of salaries paid to engineers, amounting to $297,123 and $295,587 for the period ended June 30, 2023, and 2022, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $8,150 and $nil during the six months ended June 30, 2023, and June 30, 2022, respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to advisors.

Depreciation and amortization expense. We had depreciation and amortization expense of $67,057 for the period ended June 30,2023, as compared to $47,033 for the period ended June 30, 2022. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $6,543,648 and $809,217 in general and administrative expenses during the six months ended June 30, 2023, and June 30, 2022, respectively.

The increase in S, G&A expense resulted from the increased scale of commercial operations during the period June 30, 2023 as compared to the period ended June 30, 2022.

Other income/expenses. We incurred $575,740 in other expenses for the six months ended June 2023, as compared to $43,121 in other expenses during the six months ended June 30, 2022. The increase in interest expense from June 30, 2022 to June 30, 2023 resulted from an increase in bank borrowings for working capital from HDFC bank in India.

Net Loss. We incurred a net loss of $6,837,504 for the six months ended June 30, 2023, as compared to a net loss of $1,699,288 for the six months ended June 30, 2022. The increase in net loss from June 30, 2022 to June 30, 2023 is primarily the result of the increase in general and administrative expenses of $5,734,431 respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of June 30, 2023, $1,225,000 in advances were outstanding under the line of credit note.

The Company had a working capital deficit of $385,789 and an accumulated deficit of $10,470,562 as of June 30, 2023. The Company also had a net loss of $6,837,504 for the six months ended June 30, 2023, and $5,524,488 for the three months ended June 30, 2023.

	For the Six Months ended
	June 30,
	2023	2022
	(As Restated)	(As Restated)
Net cash provided by operating activities:
Net loss	(6,837,504)	(1,699,288)
Non-cash adjustments	5,128,523	104,053
Change in operating assets and liabilities	(3,667,525)	415,264
Net cash used in operating activities	(5,376,506)	(1,179,971)
Net cash (used in)/ provided by investing activities	(105,536)	381,778
Net cash provided by financing activities	5,759,682	809,411
Net change in cash	277,640	11,218
Effect of exchange rate on cash	(25,326)	(27,011)
Cash at beginning of year¹	274,625	87,709
Cash at end of year¹	526,939	71,916

Cash Flows from Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $5,376,506 resulting from our net loss of $6,837,504 partially offset by non-cash charges of $5,128,523 primarily driven by depreciation charges and stock compensation expense. In 2023, we had cash provided by our operating assets and liabilities of $3,667,525 primarily driven by increases in inventory, accounts payable and prepaid expenses.

During the six months ended June 30, 2022, net cash used in operating activities was $1,179,845, resulting from our net loss of $1,699,288, partially offset by non cash expenses of $104,053. In 2022, we had cash used in our operating assets and liabilities of $415,264 primarily due to increases in accounts payable, inventory and prepaid expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, we had net cash used in investing activities of $105,536 in purchase of property and equipment.

During the six months ended June 30, 2022, we had net cash used in investing activities of $381,778 in purchase of property and equipment.

Cash Flows from Financing Activities

During the six-months ended June 30, 2023, we had net cash, provided by financing activities of $5,759,682, which comprised of $1,677,577 in proceeds from our bank overdraft facility (net), $1,225,000 in proceeds from issuance of convertible notes to principal shareholder, $3,000,000 in proceeds from issuance of convertible notes to other investors and $142,895 on account of repayment of term loans.

During the six months ended June 30, 2022, we had net cash used in financing activities of $809,411, which comprised of $897,979 in proceeds from our bank overdraft facility (net). There was a decrease of $88,568 on account of repayment of term loans.

While we have been successful in raising funds to finance our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurance that we will be able to secure additional funding. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, if we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Critical Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included discount rate for measuring significant financing component for deferred collections in revenue contracts, fair value of stock options, incremental borrowing rate for leases and useful life of property plant and equipment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

●	We failed to design controls and procedures to provide reasonable assurance that U.S. GAAP was being properly applied to the matters resulting the restatement of our financial statements, including accounting for merger transaction, recognition of revenue in case of deferred payment sales, recognition of right of use of certain assets and lease liabilities and functional and other classifications, resulting in the accounting errors described in Note 1. Restatement of Previously Issued Condensed Consolidated Financial Statements of this Amendment.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Promissory Note dated April 15, 2023, made by the Company in favor of Sushruta Pvt. Ltd.(1)
10.2	Employment Agreement between the Company and Barry F. Cohen*(1)
31.1	Section 302 Certification – Chief Executive Officer(2)
31.2	Section 302 Certification – Chief Financial Officer(2)
32.1	Section 906 Certification – Chief Executive Officer(2)
32.2	Section 906 Certification – Chief Financial Officer(2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Compensation Plan or Arrangement.

(1)	Previously filed.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: January 14, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)