Form 10-Q/A
period 2023-09-30
SS Innovations International, Inc.
filed 2025-01-14
CIK 1676163

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

There were 170,873,415 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of January 14, 2025

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

This Form 10-Q/A Amendment No. 1 to Form 10-Q (this “Amendment” or this “Report”) restates the Company’s previously issued interim unaudited condensed consolidated financial statements and related footnote disclosures as of and for the quarter ended September 30, 2023, included in the Subject Form 10-Q for that quarter. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements for Correction of Errors” to the interim unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Amendment.

In connection with the restatement, management re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2023. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2023, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 4. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends the following Items of our Form 10-Q for the Quarter ended September 30, 2023: “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 4. Controls and Procedures” in Part I and “Item 1. Legal Proceedings” in Part II.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations and comprehensive loss for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited)	2

	Condensed Consolidated Statement of change in equity for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 2.	Exhibits	51

SIGNATURES		52

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

		As of September 30, 2023	As of December 31,
	Notes	(As Restated)	2022
ASSETS
Current Assets:
Cash and cash equivalents	6	6,596,223	217,177
Restricted cash	6	5,010,593	57,448
Accounts receivable, net	5	1,982,807	156,857
Receivable from related party	14	1,728,253	1,628,839
Inventory, net		5,099,849	904,103
Prepaids and other current assets	7	2,298,603	1,130,811
Total Current Assets		22,716,328	4,095,235

Non- Current Assets:
Property, plant, and equipment, net	3	637,391	417,014
Right of use asset	15	2,758,518	1,498,109
Accounts receivable, net	5	1,780,876	886,263
Restricted cash	6	35,908	-
Prepaids and other non current assets	7	226,136	83,912
Total Non-Current Assets		5,438,829	2,885,298
Total Assets		28,155,157	6,980,533

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	10	6,116,940	3,123,046
Notes payable	9	-	3,000,000
Current maturities of long-term debt	11	499,118	120,880
Current portion of operating lease liabilities	15	375,280	181,900
Accounts payable	8	720,054	165,477
Payable to related party	14	-	675,013
Deferred revenue	12	92,729	1,776
Other accrued liabilities	8	696,580	498,097
Total Current Liabilities		8,500,701	7,766,189

Operating lease liabilities, less current portion	15	2,459,296	1,371,097
Deferred revenue	12	796,235	42,141
Other accrued liabilities	8	30,673	10,626
Long-term borrowings, less current portion	11	-	469,017
Total Non-Current Liabilities		3,286,204	1,892,881

Total Liabilities		11,786,905	9,659,070

Stockholders’ (deficit) equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares and nil shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	13	1	-
Common stock, 250,000,000 shares authorized, $0.0001 par value,169,168,389 shares and 128,161,013 shares issued and outstanding as of September 30, 2023, and December 31, 2022 respectively	13	16,918	12,817
Non-controlling interest	13	-	-
Accumulated other comprehensive income (loss)		(143,677)	54,599
Additional paid in capital	13	27,964,193	(12,812)
Capital reserve		899,917	899,917
Accumulated deficit		(12,369,100)	(3,633,058)
Total stockholders’ (deficit) equity		16,368,252	(2,678,537)
Total liabilities and stockholders’ (deficit) equity		28,155,157	6,980,533

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three Month Ended September 30,
	Notes	2023 (As Restated)	2022 (As Restated)
REVENUES
System sales	12	2,133,295	500,636
Instruments sale	12	53,711	28,715
Total revenue		2,187,006	529,351
Cost of revenue		(1,888,158)	(288,773)
GROSS (LOSS) PROFIT		298,848	240,578

OPERATING EXPENSES:
Research & development expense		291,909	156,489
Stock compensation expense		24,450	-
Depreciation and amortization expense	3	38,644	24,712
Selling, general and administrative expense		1,795,945	484,780
TOTAL OPERATING EXPENSES		2,150,948	665,981

Loss from operations		(1,852,100)	(425,403)

OTHER INCOME (EXPENSE):
Interest expenses		(134,663)	(62,687)
Interest and other income, net		88,225	1,704
TOTAL OTHER (EXPENSE) INCOME		(46,438)	(60,983)

LOSS BEFORE INCOME TAXES		(1,898,538)	(486,386)
Income tax expense		-	-
NET LOSS FROM OPERATIONS		(1,898,538)	(486,386)

Net loss per share - basic and diluted	2(p)	(0.01)	(0.00)
Weighted average-basic shares	2(p)	147,706,418	128,256,013
Weighted average-diluted shares	2(p)	147,843,418	128,256,013

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	September 30,	September 30,
	2023 (As Restated)	2022 (As Restated)

NET LOSS	(1,898,538)	(486,386)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss)	(134,776)	(24,070)
Retirement benefit (net of tax)	467	(162)
COMPREHENSIVE LOSS	(2,032,847)	(510,618)

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Nine Month Ended September 30,
	Notes	2023 (As Restated)	2022 (As Restated)
REVENUES
System sales	12	3,913,492	500,636
Instruments sale	12	535,447	28,715
Total revenue		4,448,939	529,351
Cost of revenue		(3,304,447)	(288,773)
GROSS (LOSS) PROFIT		1,144,492	240,578

OPERATING EXPENSES:
Research & development expense		780,462	956,406
Stock compensation expense		32,600	-
Depreciation and amortization expense	3	105,701	71,745
Selling, general and administrative expense		8,339,593	1,293,997
TOTAL OPERATING EXPENSES		9,258,356	2,322,148

Loss from operations		(8,113,864)	(2,081,570)

OTHER INCOME (EXPENSE):
Interest expenses		(756,538)	(109,547)
Interest and other income, net		134,360	5,443
TOTAL OTHER (EXPENSE) INCOME		(622,178)	(104,104)

LOSS BEFORE INCOME TAXES		(8,736,042)	(2,185,674)
Income tax expense		-	-
NET LOSS FROM OPERATIONS		(8,736,042)	(2,185,674)

Net loss per share - basic and diluted	2(p)	(0.06)	(0.02)
Weighted average-basic shares	2(p)	139,893,866	128,256,013
Weighted average-diluted shares	2(p)	140,030,866	128,256,013

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	September 30,	September 30,
	2023 (As Restated)	2022 (As Restated)

NET LOSS	(8,736,042)	(2,185,674)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss)	(204,289)	(53,697)
Retirement benefit (net of tax)	6,013	(2,131)
COMPREHENSIVE LOSS	(8,934,318)	(2,241,502)

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(Unaudited)

		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Capital	Accumulated other Comprehensive	Non Controlling	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	Interest	Equity
Balance At December 31, 2022		-	-	128,161,013	12,817	(12,812)	(3,633,058)	899,917	54,599	-	(2,678,537)

Common stock issued		-	-	-	-	-	-	-	-	-	-
Net loss				-	-	-	(1,313,016)	-	(44,322)	-	(1,357,338)

Balance At March 31, 2023		-	-	128,161,013	12,817	(12,812)	(4,946,074)	899,917	10,277	-	(4,035,875)

Preferred Stock Issued	4	5,000	1	-	-	(1)	-	-	-	-	-
Reverse Recapitalization	4	-	-	6,545,531	655	(655)	-	-	-	-	-
Conversion of Notes Payable to equity	4	-	-	7,647,871	765	6,137,773	-	-	-	-	6,138,538
Stock issued for services	4	-	-	3,818,028	382	4,463,417	-	-	-	-	4,463,799
Stock compensation expense		-	-	-	-	8,150	-	-	-	-	8,150
Stock to be issued for services		-	-	-	-	85,616	-	-	-	-	85,616
Net loss		-	-	-	-	-	(5,524,488)	-	(19,645)	-	(5,544,133)

Balance At June 30, 2023		5,000	1	146,172,443	14,618	10,681,490	(10,470,562)	899,917	(9,368)	-	1,116,096

Conversion of Notes Payable to equity		-	-	22,945,946	2,295	16,977,705	-	-	-	-	16,980,000
Common stock issued against exercise of options		-	-	50,000	5	49,995	-	-	-	-	50,000
Stock compensation expense		-	-	-	-	24,450	-	-	-	-	24,450
Stock to be issued for services		-	-	-	-	230,553	-	-	-	-	230,553
Net loss		-	-	-	-	-	(1,898,538)		(134,309)	-	(2,032,847)

Balance At September 30, 2023		5,000	1	169,168,389	16,918	27,964,193	(12,369,100)	899,917	(143,677)	-	16,368,252

BALANCE AT DECEMBER 31, 2021		-	-	100,000	10	99,990	(419,176)	899,917	5,222	(352)	585,611
Common stock issued		-	-	-	-	-	-	-	-	-	-
Retroactive application of recapitalization	4	-	-	128,156,013	12,816	(12,816)	-	-	-	-	-
Net loss		-	-	-	-	-	(947,263)	-	(15,396)	-	(962,659)

BALANCE AT MARCH 31, 2022		-	-	128,256,013	12,826	87,174	(1,366,439)	899,917	(10,174)	(352)	(377,048)

Common stock issued		-	-	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	(752,025)	-	(16,200)	-	(768,225)

BALANCE AT JUNE 30, 2022		-	-	128,256,013	12,826	87,174	(2,118,464)	899,917	(26,374)	(352)	(1,145,273)

Common stock issued		-	-	-	-	-	-	-	-	-	-
Net loss				-	-	-	(486,386)	-	(24,232)	-	(510,618)

BALANCE AS AT SEPTEMBER 30, 2022		-	-	128,256,013	12,826	87,174	(2,604,850)	899,917	(50,606)	(352)	(1,655,891)

 See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Month Ended September 30,
	2023 (As Restated)	2022 (As Restated)
Cash flows from operating activities:
Net loss	(8,736,042)	(2,185,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,701	71,745
Operating lease liability	21,170	20,085
Interest expense (net)	622,178	104,104
Share issue to investor and advisors	4,463,799	-
Stock compensation expense	32,600	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,627,457)	(645,282)
Inventory, net	(4,195,746)	(414,289)
Receivables from / payable to related parties	(774,427)	(54,366)
Deffered revenue	845,047	-
Prepaids and other current assets	(1,350,845)	(583,145)
Accounts payable	554,577	75,026
Prepaids and other non current assets	(146,996)	(1,989)
Other accrued liabilities	218,530	457,914
Net cash used in operating activities	(10,967,911)	(3,155,871)
Cash flows from investing activities:
Purchase of / proceeds from sale of property, plant and equipment	(326,078)	378,348
Net cash used in investing activities	(326,078)	378,348
Cash flows from financing activities:
Proceeds from issuance of common stock against warrant and options	50,000	-
Proceeds from issuance of convertible notes to other investors	3,000,000	1,100,000
Proceeds from issuance of convertible notes to principal shareholder	16,980,000	-
Proceeds from bank overdraft facility (net)	2,705,568	1,283,088
Proceeds from / (Repayment) of term loan	(89,845)	440,878
Net cash provided by financing activities	22,645,723	2,823,966
Net change in cash	11,351,734	46,443
Effect of exchange rate on cash	16,365	(58,847)
Cash at beginning of year	274,625	87,709
Cash at end of year	11,642,724	75,305

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock	23,118,538	-

See accompanying notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2023 and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2023 and our results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K/A as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on December 6, 2024.

The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the consolidated financial statements of SS Innovations International, Inc. and all of its subsidiaries (“Group”) for the quarter and nine months ended September 30, 2023. However, the comparative financial statements for the quarter and nine months ended September 30, 2022, have been prepared on a consolidated basis and reflect the consolidated financial statements of Cardio Bahamas and all of its subsidiaries (“Group”).

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

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying condensed consolidated balance sheet as at September 30, 2023 as well as the condensed consolidated statement of operations and comprehensive loss and the condensed consolidated statement of cash flows for the three and nine months ended September 30, 2023 and September 30, 2022 respectively, as previously reported in its Form 10-Q, to reflect the correction of errors arising out of:

i.	Accounting for the merger transaction

ii.	Functional / other reclassification

iii.	Recognition of revenue in case of deferred payment sales

iv.	Recognition of right of use of certain assets and liabilities

v.	Errors / Adjustments

Restatement in September 2023

Summary of restatements made in condensed consolidated balance sheet as at September 30, 2023 is as follows:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
ASSETS
Current Assets:
Cash and cash equivalents	6,596,224	6,596,223	(1)	-	-	-	-	(1)
Restricted cash	-	5,010,593	5,010,593	-	5,009,477	-	-	1,116
Accounts receivable, net	1,512,055	1,982,807	470,752	-	402,497	(471,513)	-	539,768
Receivable from related party	-	1,728,253	1,728,253	-	1,862,833	-	-	(134,580)
Inventory, net	4,171,178	5,099,849	928,671	-	-	-	-	928,671
Prepaids and other current assets	7,048,574	2,298,603	(4,749,971)	(2,978)	(4,676,948)	-	-	(70,045)
Total Current Assets	19,328,031	22,716,328	3,388,297	(2,978)	2,597,859	(471,513)	-	1,264,929
Non-Current Assets:
Property, plant, and equipment, net	661,582	637,391	(24,191)	(4,562)	-	-	-	(19,629)
Right of use asset	-	2,758,518	2,758,518	-	-	-	2,758,518	-
Accounts receivable, net	2,209,050	1,780,876	(428,174)	-	(428,174)	-	-	-
Restricted cash	-	35,908	35,908	-	39,716	-	-	(3,808)
Receivable from related party	1,860,333	-	(1,860,333)	-	(1,860,333)	-	-	-
Prepaids and other non current assets	-	226,136	226,136	-	227,358	-	-	(1,222)
Total Non Current Assets	4,730,965	5,438,829	707,864	(4,562)	(2,021,433)	-	2,758,518	(24,659)
Total Assets	24,058,996	28,155,157	4,096,161	(7,540)	576,426	(471,513)	2,758,518	1,240,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft facility	6,118,214	6,116,940	(1,274)	-	-	-	-	(1,274)
Notes payable	-	-	-	-	-	-	-	-
Current maturities of long-term debt	-	499,118	499,118	-	-	-	-	499,118
Current portion of operating lease liabilities	-	375,280	375,280	-	-	-	375,280	-
Accounts payable	175,808	720,054	544,246	-	469,157	-	-	75,089
Payable to related party	-	-	-	-	-	-	-	-
Deferred tax liability	6,603	-	(6,603)	-	-	-	-	(6,603)
Deferred revenue	-	92,729	92,729	-		92,729	-	-
Other accrued liabilities	1,995,716	696,580	(1,299,136)		60,385	(1,355,382)	-	(4,139)
Total Current Liabilities	8,296,341	8,500,701	204,360	-	529,542	(1,262,653)	375,280	562,191

Operating lease liabilities, less current portion	-	2,459,296	2,459,296	-	-	-	2,459,296	-
Deferred revenue	-	796,235	796,235	-	796,235	-	-	-
Other accrued liabilities	-	30,673	30,673	-	-	-	-	30,673
Long term liabilities	-	-	-	-	-	-	-	-
Total Non Current Liabilities	-	3,286,204	3,286,204	-	796,235	-	2,459,296	30,673
Total Liabilities	8,296,341	11,786,905	3,490,564	-	1,325,777	(1,262,653)	2,834,576	592,864

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5,000 shares and nil shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	1	1	-	-	-	-	1
Common stock, 250,000,000 shares authorized, $0.0001 par value,169,118,385 shares and 128,161,013 shares issued and outstanding as of September 30, 2023, and December 31, 2022 respectively	16,911	16,918	7	-	-	-	-	7
Accumulated other comprehensive income (loss)	(262,646)	(143,677)	118,969	-	270,145	-	-	(151,176)
Common Stock to be Issued	-	-	-	-	-	-	-	-
Additional paid in capital	36,194,435	27,964,193	(8,230,242)	(13,042,805)	-	-	-	4,812,563
Capital reserve	899,917	899,917	-	-	-	-	-	-
Accumulated deficit	(21,085,962)	(12,369,100)	8,716,862	13,035,265	(1,019,496)	791,140	(76,058)	(4,013,989)
Total Stockholders’ (deficit) equity	15,762,655	16,368,252	605,597	(7,540)	(749,351)	791,140	(76,058)	647,406
Total Liabilities and stockholders’ (deficit) equity	24,058,996	28,155,157	4,096,161	(7,540)	576,426	(471,513)	2,758,518	1,240,270

Condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
REVENUE:
System sales	4,404,447	3,913,492	(490,955)	-	(535,447)	595,059	-	(550,567)
Warranty sales	112,011	-	(112,011)	-	-	(112,011)	-	-
Instrument sale	-	535,447	535,447	-	535,447	-	-	-
Total revenue	4,516,458	4,448,939	(67,519)	-	-	483,048	-	(550,567)

Cost of revenue	(3,621,275)	(3,304,447)	316,828	-	(548,393)	-	-	865,221

GROSS PROFIT	895,183	1,144,492	249,309	-	(548,393)	483,048	-	314,654

OPERATING EXPENSES:
Research & development expense	-	780,462	780,462	-	780,437	-	-	25
Salaries & payroll expenses	2,293,888	-	(2,293,888)	-	(2,293,888)	-	-	-
Stock compensation expense	-	32,600	32,600	-	-	-	-	32,600
Depreciation and amortization expense	-	105,701	105,701	-	98,060	-	-	7,641
Selling, general and administrative expense	3,238,430	8,339,593	5,101,163	(227,135)	358,516	-	46,235	4,923,547
TOTAL OPERATING EXPENSES	5,532,318	9,258,356	3,726,038	(227,135)	(1,056,875)	-	46,235	4,963,813

Loss from operations	(4,637,135)	(8,113,864)	(3,476,729)	227,135	508,482	483,048	(46,235)	(4,649,159)

OTHER INCOME (EXPENSE):
Interest expenses	-	(756,538)	(756,538)	-	(756,493)	-	-	(45)
Interest and other income, net	(185,269)	134,360	319,629	(488)	186,645	93,106	-	40,366

TOTAL OTHER INCOME (EXPENSE), NET	(185,269)	(622,178)	(436,909)	(488)	(569,848)	93,106	-	40,321
LOSS BEFORE INCOME TAXES	(4,822,404)	(8,736,042)	(3,913,638)	226,647	(61,366)	576,154	(46,235)	(4,608,838)

Income tax expense	-	-	-	-	-	-	-	-

NET LOSS	(4,822,404)	(8,736,042)	(3,913,638)	226,647	(61,366)	576,154	(46,235)	(4,608,838)
Net loss attributable to non-controlling interests	(4,822,404)	(8,736,042)	(3,913,638)	226,647	(61,366)	576,154	(46,235)	(4,608,838)

Condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2023.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
REVENUE:
System sales	1,375,913	2,133,295	757,382	-	(53,711)	698,181	-	112,912
Warranty sales	53,859	-	(53,859)	-	-	(53,859)	-	-
Instrument sale	-	53,711	53,711	-	53,711	-	-	-
Total revenue	1,429,772	2,187,006	757,234	-	-	644,322	-	112,912

Cost of revenue	(1,269,928)	(1,888,158)	(618,230)	-	(1,523,662)	-	-	905,432

GROSS PROFIT	159,844	298,848	139,004	-	(1,523,662)	644,322	-	1,018,344

OPERATING EXPENSES:
Research & development expense	-	291,909	291,909	-	291,909	-	-	-
Salaries & payroll expenses	857,243	-	(857,243)	-	(857,243)	-	-	-
Stock compensation expense	-	24,450	24,450	-	-	-	-	24,450
Depreciation and amortization expense	-	38,644	38,644	-	36,306	-	-	2,338
Selling, general and administrative expense	1,275,062	1,795,945	520,883	2,279	670,070	-	71,151	(222,617)
TOTAL OPERATING EXPENSES	2,132,305	2,150,948	18,643	2,279	141,042	-	71,151	(195,829)

Loss from operations	(1,972,461)	(1,852,100)	120,361	(2,279)	(1,664,704)	644,322	(71,151)	1,214,173

OTHER INCOME (EXPENSE):
Interest expenses	-	(134,663)	(134,663)	-	(134,663)	-	-	-
Interest and other income, net	(11,478)	88,225	99,703	(113,227)	124,705	51,969	-	36,256

TOTAL OTHER INCOME (EXPENSE), NET	(11,478)	(46,438)	(34,960)	(113,227)	(9,958)	51,969	-	36,256
LOSS BEFORE INCOME TAXES	(1,983,939)	(1,898,538)	85,401	(115,506)	(1,674,662)	696,291	(71,151)	1,250,429

Income tax expense	-	-	-	-	-	-	-	-

NET LOSS	(1,983,939)	(1,898,538)	85,401	(115,506)	(1,674,662)	696,291	(71,151)	1,250,429
Net loss attributable to non-controlling interests	(1,983,939)	(1,898,538)	85,401	(115,506)	(1,674,662)	696,291	(71,151)	1,250,429

Condensed consolidated statement of cashflows for the nine months ended September 30, 2023.

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
Cash flows from operating activities:
Net loss	(4,822,404)	(8,736,042)	(3,913,638)	226,647	(61,366)	576,154	(46,235)	(4,608,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,219	105,701	(121,518)	-	-	-	-	(121,518)
Translation diff	(262,646)	-	262,646	-	-	-	-	262,646
Operating lease liability	-	21,170	21,170	-	-	-	21,170	-
Interest expense (net)	25,315	622,178	596,863	488	569,848	(93,106)	-	119,633
Share issue to investor and advisors	-	4,463,799	4,463,799	-	-	-	-	4,463,799
Stock compensation expense	1,597,693	32,600	(1,565,093)	-	-	-	-	(1,565,093)
Changes in operating assets and liabilities:
Accounts receivable, net	-	(2,627,457)	(2,627,457)	-	(25,677)	(385,046)	-	(2,216,734)
Inventory, net	-	(4,195,746)	(4,195,746)	-	-	-	-	(4,195,746)
Receivables from / payable to related parties	-	(774,427)	(774,427)	-	(441,019)	-	-	(333,408)
Deferred revenue	-	845,047	845,047	-	-	845,047	-	-
Prepaids and other current assets	-	(1,350,845)	(1,350,845)	5,700	(5,159,683)	-	-	3,803,138
Accounts payable	2,126,898	554,577	(1,572,321)	-	(922,533)	-	-	(649,788)
Prepaids and other non current assets	-	(146,996)	(146,996)	-	-	-	-	(146,996)
Prepaid expenses and other assets	(12,723,129)	-	12,723,129	-	-	-	-	12,723,129
Other accrued liabilities	-	218,530	218,530	5,700	878,765	626,386	-	(1,292,321)
Net cash used in operating activities	(13,831,052)	(10,967,911)	2,863,141	-	-	-	-	-

Cash flows from investing activities:
Accounts receivable, net	(4,069,383)	-	4,069,383	-	-	-	-	4,069,383
Purchase of / proceeds from sale of property, plant and equipment	(877,403)	(326,078)	551,325	6,837	2,233	-	-	542,255
Net cash used in investing activities	(4,946,786)	(326,078)	4,620,708

Cash flows from financing activities:
Proceeds from issuance of common stock against warrant and options	-	50,000	50,000	-	-	-	-	50,000
Proceeds from issuance of convertible notes to other investors	-	3,000,000	3,000,000	-	-	-	-	3,000,000
Proceeds from issuance of convertible notes to principal shareholder	-	16,980,000	16,980,000	-	-	-	-	16,980,000
Proceeds from bank overdraft facility (net)	6,118,214	2,705,568	(3,412,646)	-	-	-	-	(3,412,646)
Proceeds from / (Repayment) of term loan	-	(89,845)	(89,845)	-	-	-	-	(89,845)
Proceeds from securities offering	446,188	-	(446,188)	-	-	-	-	(446,188)
Repayment of warrants	(12,360)	-	12,360	-	-	-	-	12,360
Proceeds from notes converted	22,980,000	-	(22,980,000)	-	-	-	-	(22,980,000)
Proceeds from options exercised	50,000	-	(50,000)	-	-	-	-	(50,000)
Recapitalization	(4,559,342)	-	4,559,342	-	-	-	-	4,559,342
Repayments of notes payable	(1,000,000)	-	1,000,000	-	-	-	-	1,000,000
Net cash provided by financing activities	24,022,700	22,645,723	(1,376,977)
Net change in cash	5,244,862	11,351,734	6,106,872
Effect of exchange rate on cash	-	16,365	16,365
Cash at beginning of year	1,351,364	274,625	(1,076,739)
Cash at end of year	6,596,226	11,642,724	5,046,498

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

Before

In the previously filed financial statements (Form 10-Q) for the period ended September 30, 2023, the merger transaction between SS Innovations International, Inc. (“SSII” or “the Company”) and CardioVentures, Inc., was accounted for as a reverse merger in the nature of a recapitalization, in accordance with ASC 805. According to Note 1 of the originally filed Form 10-Q, a wholly owned subsidiary of the Company was treated as the accounting acquirer, and CardioVentures, Inc. was treated as the accounting acquiree. The opening balances in the financial statements for the period ended September 30, 2022, included only the assets and liabilities of AVRA.

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

Additionally, the amount recognized as issued equity interests in the condensed consolidated financial statements was determined by considering the equity interests of Cardio Venture Inc. (for the quarter and nine months ended September 30, 2022 considered the equity interest of Cardio Bahamas) outstanding immediately before the business combination. In accordance with ASC 805, the equity structure (the number and type of equity interests issued) reflects that of AVRA, including the equity interests issued by AVRA to effect the merger as reverse recapitalization. As a result, the equity structure of Cardio Venture Inc. (for the quarter and nine months ended September 30, 2022, equity structure of Cardio Bahamas) (the accounting acquirer) has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares issued by the legal parent (AVRA, the accounting acquiree) in the merger.

The Company identified that fair value of assets and liabilities of AVRA was assessed as nil at the time of merger.

Additionally, the Company excluded Accumulated deficit and Additional paid in capital pertaining to AVRA as per ASC 805.

Further, Selling, general and administrative expenses and Interest and other income, net amounting to $ 227,135 and $488 respectively were excluded as they relate to the expenses incurred by AVRA before merger and the same is not to be included in the condensed consolidated statement of operations and comprehensive loss subsequent to merger as per the guidance of ASC-805 reverse recapitalization.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the period ended September 30, 2023.

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

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in condensed consolidated balance sheet and condensed consolidated statement of cash flows

We noted that there are reclassifications required in the condensed consolidated balance sheet and condensed consolidated statement of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

Impact on restated condensed consolidated financial statements for the period ended September 30, 2023

(A) Reclassifications in Condensed Consolidated Balance Sheet

Reclassifications were of below nature:

1.	Restricted Cash: - 1. Fixed deposit against bank guarantee of $5,009,447, classified under prepaids and other current assets now reclassified to restricted cash current, 2. Fixed deposit against credit card facility of $39,716 reclassified to restricted cash non-current, 3. Fixed deposit with no withdrawal restrictions of $ 6,919 reclassified under prepaids and other non-current assets.

2.	Accounts receivable of $ 428,174 reclassified from non-current to current based on their due date of collection as per contract with customers.

3.	Receivables from related parties of $1,860,333 reclassified from non-current to current based on their due date of collection.

4.	Prepaids and other current assets: - Security Deposit of $ 227,358 for long term lease earlier classified under Prepaid Current assets now reclassified to Prepaid non-current assets. Fixed deposits of $ 5,009,447 earlier classified in Prepaid and other current assets now reclassified to restricted cash current and non-current.

5.	Reclassification of long term deferred revenue from other accrued liabilities to long term deferred revenue amounting to $796,235. This amount has now been reclassified to deferred revenue (Non-Current) for accurate reporting and compliance with revenue recognition standards.

6.	Accounts payable: - As at September 30, 2023 Amount of advance to vendors knocked off earlier amounting to $ 469,157 to prepaid and other current asset.

7.	Other accrued liabilities: - As at September 30, 2023, A. Due to Provision for professional fees recorded amounting to $ 54,620, B. Due to reclassification of long term deferred revenue from other accrued liabilities amounting to $ 1,355,382.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the nine months period ended September 30, 2023.

(B) Reclassifications Condensed Consolidated Statement of Operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

1.	Operating expenses (including Salaries and payroll expenses) are now reclassified functionally, encompassing Cost of revenue, Selling, General and Administrative expense and Research and Development expense. This reclassification has resulted in a decrease in the Cost of Revenue by $548,393 and an increase in R&D by $780,437, increase in SG&A by $358,516, and depreciation expense now disclosed separately $98,060 for nine months ended September 30, 2023.

This reclassification has further resulted in a decrease in the Cost of Revenue by $1,523,662 and an increase in R&D by $291,909, increase in SG&A by $670,070, and depreciation expense now disclosed separately $36,306 for three months ended September 30, 2023.

(ii)	Other reclassifications

1.	In the financial reporting structure, total revenue is now detailed into two categories: System Sales and Instrument Sales. Earlier, Instrument Sales were not disclosed separately which has been effected now. Consequently, in restated financial statements, System Sales is now reduced by $ 535,447 for nine months ended September 2023 and by $53,711 for three months ended September 30, 2023 and is disclosed as Instrument sales specifically to reflect this refined categorization.

2.	Interest expenses related to credit notes and discounts on credit note have been reclassified from Selling, General, and Administrative Expenses to Interest Expense. This reclassification amounts to $756,493 for nine months ended September 30, 2023 and $134,663 for three months ended September 30, 2023, aligning the reporting with appropriate expense categorization standards.

(3) Correction of accounting policies misapplications

A. Revenue recognition

Background

The Company identified that it had inadvertently failed to apply some of the relevant provisions of ASC 606, “Revenue from Contacts”, accordingly, in the preparation of our revised financial statements for the period ended September 30, 2023 and September 30, 2022. We have revised our revenue recognition policy to incorporate discounting for the present value of expected revenue.

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

Impact on restated condensed consolidated financial statements for the period ended September 30, 2023

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

Long term account receivables balances were presented at gross balances basis in previous filed financial statements however, as per ASC 606, revenue contract in which company have significant financing component in consideration receivable from customers, the net sales and related debtor balance should be accounted at the present value of the future cash flow and the interest component related to financing component should be recorded over the period of contract. Accordingly, the company restated the account receivable balances on net level to provide impact of significant financing component and reduced trade receivable by $ 471,513.

Also, warranty income to be recognized once the performance obligation condition gets fulfil to in line with this provision, unrealized warranty income included of the sale were reversed and recoded as deferred revenue in balance sheet till the time performance obligation relation to this is not fulfilled. Hence due to this $ 888,964 was recorded as deferred revenue during the year and further the same was reclassed as current and non-current $ 92,729 and $ 796,235 respectively in these restated financial statements.

Earlier all unrealized income (deferred revenue) are recorded in other accrued liabilities and now the same had been recorded separately as deferred revenue in balance sheet by $ 1,355,382.

Interest income for the current period related to unwinding of account receivable balances recorded as interest income of $ 93,106 which is adjusted with the net of system and warranty sale of $483,048 in condensed consolidated statement of operations and other comprehensive loss for nine months ended September 30, 2023.

Interest income for the current period related to unwinding of account receivable balances recorded as interest income of $ 51,969 which is adjusted with the net of system & warranty sale of $ 644,322 in condensed consolidated statement of operations and other comprehensive loss for three months ended September 30, 2023.

B. Lease

Before

For the period ended September 30, 2023 the Company identified that it had inadvertently failed to apply ASC 842, “Leases,” to certain operating lease arrangements.

Upon further review, the Company also determined that similar issues impacted the financial statements for the period ended September 30, 2023. During these periods, while preparing the condensed consolidated financial statements, the Company inadvertently failed to apply ASC 842 to all of their lease agreements. This resulted in the exclusion of material lease liabilities and related right-of-use assets from the financial statements.

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

Impact on restated condensed consolidated financial statements for the period ended September 30, 2023

The Company identified that it had a leased property in India, but no transection recorded initially as per ASC 842 only the lease payments were recorded as rent expenses. As per ASC 842, if a company entered into a lease contract for specific period of time it shall record the Right to Use Assets (ROU), Lease liabilities and amortize ROU and interest on lease liabilities over the lease term. Accordingly, Restatement adjustment of $2,758,518 was recorded to correct the balances of ROU in line with above provision of ASC 842. Classification of current and non-current amount of lease liability corrected by $375,280 and $ 2,459,296 respectively. Further lease expenses was classified based on functional classification as $46,235 as Selling, general and administrative for the nine months ended September 30, 2023 and functional classification as $7,151 as Selling, general and administrative for the three months ended September 30, 2023.

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the period ended September 30, 2023.

4. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are major error corrections made in condensed consolidated financial statements for the period ended September 30, 2023:

(i)	Reinstatement of recourse letter of credit: - The Company identified that the encashment of a letter of credit (LC – with recourse) received from banker against the customer’s invoicing was incorrectly netted off with the customer’s closing balance, affecting the financing component for the period ending September 30, 2023. To rectify this, a correction was made to reconcile the accounts receivable balance and the impact of the financing component on the income statement. Accounts receivable balance of $ 539,768 has been restated and corresponding current maturities of long-term borrowings, as the bank retains the right to recover proceeds from the company in case customer makes default in payment.

(ii)	Personal expenses pertaining to Director earlier recorded as business expense of the Company: - The company identified that legal expenses amounting to $101,096 which were incorrectly charged as a legal expense, were actually related to the personal expenses of Dr. Sudhir Prem Srivastava and office expenses amounting to $235,709 is recorded against advance made to Dr. Sudhir Prem Srivastava earlier not recorded.

(iii)	Stock compensation expenses:

The Company identified that stock compensation expense was recorded incorrectly as it did not include advisory shares given to non employees. Rectification adjustments were made and stock compensation expense of $ 32,600 and $ 24,450 was recorded for nine months and three months period ended September 30, 2023 respectively.

The Company identified that an additional issuance of advisory shares to Dr. Frederic Moll during the period ended September 30, 2023, recognizing his strategic knowledge and expertise within the industry to be recorded as selling, general and administration expense. This transaction has been classified under Selling, General, and Administrative (SG&A) expenses, totaling $ 4,463,799. This classification underscores the strategic value Dr. Moll brings to the organization and aligns with our financial reporting standards.

(iv)	Advance to vendors: For the period ended September 30, 2023, the Company identified that an advance given to a vendor was not adjusted against respective capital and operating expenditures while the invoices were received by the Company. An adjustment was recorded to adjust the vendor advance against respective expenditure totaling $ 98,226.

(v)	Incorrect useful life of PPE: - The company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset lives were corrected, and depreciation was recalculated accordingly. As a result of this adjustment, an entry of $ 19,629 has been eliminated under the property, plant, and equipment heading in the balance sheet.

(vi)	Incorrect valuation of inventory: The Company identified that the inventory was previously recorded at incorrect valuation. As a result of this adjustment inventory is increased by $928,671 as at September 30, 2023. Consequent to this adjustment, cost of revenue has decreased by $ 905,432 and $865,221 for the three and nine months period ended September 30, 2023.

(vii)	Cut off errors: - The Company identified that professional fees were recorded based on payments made during the current year, though they pertained to 2022. To correct this, a reversal entry of $ 6,768 was made in the current year, and a provision for this amount has been recorded retroactively for 2022. Further the Company has identified that expense relating to origination fees has been recorded in its entirety as and when the convertible notes are issued and this expense needs to be amortized over the period of convertible notes, hence the Company has recorded the said expense to the extent it relates to current period and correspondingly recorded the differential amount in prepaid expense whose amount of amortization is $ 339,534 for the period ended September 30, 2023. Also, the company has identified certain SG&A expenses amounting $512,304 and $ 222,617 which was recorded in the correct period for the nine months and three months ended September 30, 2023 respectively.

(viii)	Unrecognized gratuity provision: - The Company identified that the expense and provision for gratuity were not recorded from the initial stage. These were subsequently recorded for the years 2021, 2022 and the current period, with balances reconciled against the actuarial report. A gratuity liability recorded by $ 30,673 relates to non-current and $ 66 as current portion which was not accounted for earlier.

(ix)	Discounting of security deposits: - The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(x)	Deferred tax liability: - Since the company has carried forward significant tax losses hence earlier recorded deferred tax liability reversed $ 6,603.

(xi)

Interest income: - The company has identified that certain interest income on deposits amounting to $ 40,350 and $36,256 which are not recorded for the nine months and three months period ended September 30, 2023 respectively are now recorded.

(xii)	System sales: - The company has identified that at the time of the original filing the instrument sale was incorrectly classified as system sales, and the calculation of the instrument sale was also inaccurate. The same has been corrected, with $535,447 reclassified from system sales to instrument sales. The differences of $550,567 for the nine-month period and $112,912 for the three-month period ended September 30, 2023, are primarily due to fluctuations in foreign exchange rates.

Differential impact of above adjustments has been corrected in the condensed consolidated statement of cash flows for the nine months period ended September 30, 2023.

Restatement in September 2022

Condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
REVENUE:
System sales	-	500,636	500,636	500,636
Warranty sales	-	-	-	-
Instrument sale	-	28,715	28,715	28,715
Total revenue	-	529,351	529,351	529,351

Cost of revenue	-	(288,773)	(288,773)	(288,773)

GROSS PROFIT	-	240,578	240,578	240,578

OPERATING EXPENSES:
Research & development expense	-	956,406	956,406	956,406
Stock compensation expense	819,732	-	(819,732)	(819,732)
Depreciation and amortization expense	-	71,745	71,745	71,745
Selling, general and administrative expense	330,900	1,293,997	963,097	963,097
TOTAL OPERATING EXPENSES	1,150,632	2,322,148	1,171,516	1,171,516

Loss from operations	(1,150,632)	(2,081,570)	(930,938)	(930,938)

OTHER INCOME (EXPENSE):
Interest expenses	-	(109,547)	(109,547)	(109,547)
Interest and other income, net	110,106	5,443	(104,663)	(104,663)

TOTAL OTHER INCOME (EXPENSE), NET	110,106	(104,104)	(214,210)	(214,210)
LOSS BEFORE INCOME TAXES	(1,040,526)	(2,185,674)	(1,145,148)	(1,145,148)

Income tax expense	-	-	-	-

NET LOSS	(1,040,526)	(2,185,674)	(1,145,148)	(1,145,148)
Net loss attributable to non-controlling interests	(1,040,526)	(2,185,674)	(1,145,148)	(1,145,148)

Condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2022.

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
REVENUE:
System sales	-	500,636	500,636	500,636
Warranty sales	-	-	-	-
Instrument sale	-	28,715	28,715	28,715
Total revenue	-	529,351	529,351	529,351

Cost of revenue	-	(288,773)	(288,773)	(288,773)

GROSS PROFIT	-	240,578	240,578	240,578

OPERATING EXPENSES:
Research & development expense	-	156,489	156,489	156,489
Stock compensation expense	724,965	-	(724,965)	(724,965)
Depreciation and amortization expense	-	24,712	24,712	24,712
Selling, general and administrative expense	175,180	484,780	309,600	309,600
TOTAL OPERATING EXPENSES	900,145	665,981	(234,164)	(234,164)

Loss from operations	(900,145)	(425,403)	474,742	474,742

OTHER INCOME (EXPENSE):
Interest expenses	-	(62,687)	(62,687)	(62,687)
Interest and other income, net	110,042	1,704	(108,338)	(108,338)

TOTAL OTHER INCOME (EXPENSE), NET	110,042	(60,983)	(171,025)	(171,025)
LOSS BEFORE INCOME TAXES	(790,103)	(486,386)	303,717	303,717

Income tax expense	-	-	-	-

NET LOSS	(790,103)	(486,386)	303,717	303,717
Net loss attributable to non-controlling interests	(790,103)	(486,386)	303,717	303,717

Condensed consolidated statement of cashflows for the nine months ended September 30, 2022.

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
Cash flows from operating activities:
Net loss	(1,040,526)	(2,185,674)	(1,145,148)	(1,145,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,864	71,745	64,881	64,881
Operating lease liability	-	20,085	20,085	20,085
Stock compensation expense	819,732	-	(819,732)	(819,732)
Interest expense (net)	-	104,104	104,104	104,104
Changes in operating assets and liabilities: Accounts receivable, net	-	(645,282)	(645,282)	(645,282)
Inventory, net	-	(414,289)	(414,289)	(414,289)
Receivables from / payable to related parties	-	(54,366)	(54,366)	(54,366)
Prepaids and other current assets	-	(583,145)	(583,145)	(583,145)
Accounts payable	(89,782)	75,026	164,808	164,808
Prepaids and other non current assets	-	(1,989)	(1,989)	(1,989)
Other accrued liabilities	-	457,914	457,914	457,914
Net cash used in operating activities	(303,712)	(3,155,871)	(2,852,159)
Cash flows from investing activities:
Purchase of / proceeds from sale of property, plant and equipment	-	378,348	378,348	378,348
Net cash used in investing activities	-	378,348	378,348
Cash flows from financing activities:
Proceeds from issuance of convertible notes to other investors	-	1,100,000	1,100,000	1,100,000
Proceeds from bank overdraft facility (net)	-	1,283,088	1,283,088	1,283,088
Proceeds from / (Repayment of) term loan	-	440,878	440,878	440,878
Proceeds from securities offering	412,080	-	(412,080)	(412,080)
Net cash provided by financing activities	412,080	2,823,966	2,411,886
Net change in cash	108,368	46,443	(61,925)
Effect of exchange rate on cash	-	(58,847)	(58,847)
Cash at beginning of year	405,774	87,709	(318,065)
Cash at end of year	514,142	75,305	(438,837)

Impact on restated consolidated financial statements for the nine-months period ended September 30, 2022 (refer note 4)

During the course of a detailed re-review of the original filing of Form 10-Q for period ended September 2023, it has been observed that there were also significant inaccuracies in the corresponding figures reported for the three and nine months ended September 2022 condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows. These errors primarily originated from the inclusion of figures that pertain to AVRA Medical Robotics, Inc., rather than the correct entities i.e. Cardio Bahamas Pvt. Ltd and its subsidiaries.

Details of Identified Errors:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows figures for the three months and nine months period ended September 2022:

The corresponding figures reported in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows for September 2022 were entirely related to AVRA Medical Robotics, Inc., rather than Cardio Bahamas Pvt. Ltd and its subsidiaries.

Corrective Actions Undertaken:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflow adjustments for the three months and nine months period ended September 2022:

The figures related to Cardio Bahamas Pvt. Ltd. and its subsidiaries now have been updated as the corresponding figures in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows for three months and nine months period ended September 2022. These updated numbers provide a correct basis for comparison with the financials for the three and nine months periods ended September 30, 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $14,215,627 and an accumulated deficit of $12,369,100 as of September 30, 2023. The Company also had a net loss of $8,736,042 for the nine months ended September 30, 2023 and $1,898,538 for the three months ended September 30,2023 which was mainly on account of non-cash items like Depreciation of $105,701 for nine months and $ 38,644 for three month and advisory share issue to Dr. Moll for $ 4,463,799 for nine months included in SG&A. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. The Company has been able to augment its financial resources to further supplement its operations. On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion could make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes and the advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL at its option, could also convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 30, 2023 Sushruta made advances aggregating to $16,980,000 under the line of credit note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta as of September 30, 2023.

This conversion of funds advanced under the line of credit note and subsequently converted into equity has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position. As of September 30, 2023, the Company had a stockholders’ equity of $16,368,252 and a working capital surplus of $14,215,627 as compared to stockholders’ deficit of $2,678,537 and a working capital deficit of $3,670,954 as of December 31, 2022.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2023 and December 31, 2022 amounted to $nil and $nil respectively.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2023 closing rate at 83.1073 US$: INR, average rate at 82.8860 US$: INR.

The relevant translation rates are as follows: for the nine months ended September 30, 2022 closing rate at 81.5600 US$: INR, average rate at 80.2550 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2022 closing rate at 82.73 US$: INR, average rate at 78.51 US$:INR

g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of September 30, 2023 and December 31, 2022, the Company valued the inventory at $5,099,849 and $904,103 respectively.

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

p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Nine Months ended
	September 30,
	2023 (As Restated)	2022 (As Restated)
Net Loss	(8,736,042)	(2,185,674)
Basic weighted average common shares outstanding (1)	139,893,866	128,256,013
Dilutive effect of stock-based awards	137,000	-
Diluted weighted average common shares outstanding	140,030,866	128,256,013

Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders :

Basic and Diluted	(0.06)	(0.02)

	For the Three Months ended
	September 30,
	2023 (As Restated)	2022 (As Restated)
Net Loss	(1,898,538)	(486,386)
Basic weighted average common shares outstanding (1)	147,706,418	128,256,013
Dilutive effect of stock-based awards	137,000	-
Diluted weighted average common shares outstanding	147,843,418	128,256,013

Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders :

Basic and Diluted	(0.01)	(0.00)

1.	Prior period information has been adjusted to reflect the 1-for-10 reverse stock split of the Company’s common stock effected in April 2023. Refer to condensed statements of changes in equity to the condensed consolidated financial statements for further details.

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

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a condensed consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both September 30, 2023 and December 31, 2022 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following: -

	September 30,
	2023	December 31,
	(As Restated)	2022
Gross Amount
Computer & peripheral	150,072	80,532
Furniture	142,009	89,044
Leasehold improvement	51,596	-
Office equipment	91,384	68,059
Plant and machinery	109,454	49,331
R & D equipment	119,929	120,480
Server & networking	22,020	8,761
Vehicles	183,760	153,619
Leasehold improvement CWIP	72,624	-
Machine CWIP	-	48,000
Accumulated depreciation	(305,457)	(200,812)
Total	637,391	417,014

Depreciation expenses for the three-month ended September 30, 2023 and 2022 amounted to $38,644 and $24,712 respectively.

Depreciation expenses for the nine months ended September 30, 2023 and 2022 amounted to $105,701 and 71,745 respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31,
	(As Restated)	2022
Accounts receivable, net	1,982,807	156,857
Accounts receivable, net (non-current)	1,780,876	886,263
Total accounts receivable, net	3,763,683	1,043,120

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $1,780,876 may not be due and collectible in next one year and thus company classified these receivables as non-current.

Details of customers which accounted for 10% or more of total revenues during the nine months and three months period ended September 30, 2023 and September 30, 2022 and 10% or more of total accounts receivables as at September 30, 2023 and December 31, 2022.

	Percentage of Revenue		Percentage of Revenue		Percentage of Accounts
	For nine months ended		For three months ended		Receivable as at
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	December 31, 2022
Customer A	1%	100%	1%	100%	14%	52%
Customer B	10%	-	-	-	13%	-
Customer C	12%	-	24%	-	13%	-
Customer D	9%	-	17%	-	11%	-
Customer E	24%	-	-	-	-	-
Customer F	-	-	-	-	10%	43%
Customer G	9%	-	-	-	10%	-
Customer H	10%	-	21%	-	10%	-
Customer I	11%	-	21%	-	2%	-
Customer J	7%	-	15%	-	9%	-

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of September 30, 2023 and December 31, 2022.

		September 30,
		2023	December 31,
		(As Restated)	2022
Cash and cash equivalents		6,596,223	217,177

Fixed deposit	Lien against overdraft facility	4,967,456	42,942
	Lien against bank guarantee	43,137	-
	Lien against credit card facility	-	14,506
Restricted cash (current)		5,010,593	57,448

Fixed deposit	Lien against bank guarantee	19,252	-
	Lien against credit card facility	16,656	-
Restricted cash (non- current)		35,908	-

Total cash, cash equivalents and restricted cash		11,642,724	274,625

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

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31,
	(As Restated)	2022
Receivables from statutory authorities	1,467,035	706,817
Security deposit	280,608	7,796
Other prepaid- current assets	550,960	416,198
Prepaid and other current assets	2,298,603	1,130,811

Security deposits	226,136	77,048
Other prepaid- non current asset	-	6,864
Prepaid and other non current assets	226,136	83,912

Total prepaid, current and non current assets	2,524,739	1,214,723

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 18 – Stock Compensation Expenses)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31,
	(As Restated)	2022
Accounts Payable	720,054	165,477

Payable to statutory authorities	35,410	14,515
Salary payable	251,193	136,501
Other accrued liabilities	409,977	347,081
Other accrued liabilities	696,580	498,097

Provision for gratuity long term	30,673	10,626
Other accrued liabilities- non current	30,673	10,626

Total accounts payable, accrued current and non-current expenses	1,447,307	674,200

Accounts payable $720,054 as of September 30, 2023, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $ 409,977 as of September 30, 2023, mainly include $331,796 advance from customers and $69,506 provision for expense.

NOTE 9 – NOTES PAYABLE

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. Sushruta may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 30, 2023, Sushruta made advances aggregating to $16,980,000 that were outstanding in advances under the line of credit note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta as of September 30, 2023.

The Company entered into an Agreement with Andrew Economos and Dr. Frederic Moll for issuing a convertible redeemable note in the principal amount of $3,000,000 each. The note may be converted into common shares (without any significant conversion premium on the debt) of the Company’s common stock at valuation of $100,000,000. As on the date of merger, i.e. April 14, 2023, Andrew Economos converted $3,089,178 (comprising of $ 3,000,000 of principal and $89,178 as interest) of his convertible note into 3,879,938 shares of common stock and Dr. Frederic Moll converted $3,049,364 (comprising of $ 3,000,000 of principal and $49,364 as interest) of his convertible note into 3,767,933 shares of common stock.

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31,
	(As Restated)	2022
HDFC Bank Ltd overdraft (with personal guarantee of Dr. Sudhir Srivastava) (OD1)	4,826,877	2,762,962
HDFC Bank Ltd overdraft (with personal guarantee of Dr. Sudhir Srivastava) (OD2)	1,290,063	360,084
Bank overdraft	6,116,940	3,123,046

The HDFC bank (OD1) of US$ 4,826,877 availed on the basis of lien on the fixed deposits of $4,967,456 provided by the company. During the Period ended September 30, 2023, the Company replaced the fixed deposits earlier provided by Dr. Sudhir Srivastava as security for this facility, by the fixed deposits out of its own funds, thereby improving the net working capital position of the Company. HDFC bank (OD2) is secured by all the current assets of the Company. Both above facilities are additionally secured by personal guarantees provided by Dr Sudhir Srivastava. As of September 30, 2023 and December 31, 2022, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

NOTE 11 – BORROWINGS

As part of our ongoing efforts to manage working capital and improve liquidity, we have arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our debtors, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It is classified as a long-term obligation (including interest) for the year ended December 31, 2022 and for the period ended September 30, 2023.

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

	September 30,
	2023	December 31,
	(As Restated)	2022
Current maturities of long-term debt	499,118	120,880
Long-term borrowings, less current portion	-	469,017
Total Borrowings	499,118	589,897

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the quarter and nine-month period ended September 30, 2023, the company had sold five and nine surgical robotic systems, respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $93,106 and nil as interest income on account of deferred financing component during the period ended September 30, 2023 and 2022 respectively.

	September 30, 2023	December 31,
	(As Restated)	2022
Deferred revenue— beginning of period	43,917	-
Additions	845,047	43,917
Net changes in liability for pre-existing contracts	888,964	43,917
Revenue recognized	-	-
Deferred revenue— end of period	888,964	43,917

	September 30, 2023	December 31,
	(As Restated)	2022
Deferred revenue expected to be recognized in:
One year or less	92,729	1,776
More than One year	796,235	42,141
	888,964	43,917

For the nine months ended September 30, 2023 and 2022.

The following table disaggregates our revenue by major source:

	September 30,	September 30,
	2023 (As Restated)	2022 (As Restated)
System Sales	3,913,492	500,636
Instruments Sale	535,447	28,715
Total revenue	4,448,939	529,351

Revenues for nine month period ended September 30, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows:

	September 30,	September 30,
	2023 (As Restated)	2022 (As Restated)
India	3,913,103	529,351
UAE	535,836	-
	4,448,939	529,351

For the three months ended September 30, 2023 and 2022.

The following table disaggregates our revenue by major source:

	September 30,	September 30,
	2023	2022
System Sales	2,133,295	500,636
Instruments Sale	53,711	28,715
Total revenue	2,187,006	529,351

Revenues for three month ended September 30, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows:

	September 30,	September 30,
	2023	2022
India	1,649,205	529,351
UAE	537,801	-
	2,187,006	529,351

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

Preference shares

The Company had issued and outstanding 5,000 shares of preferred stock, par value $0.0001 for the period ended September 30, 2023.

Common stock issued at the time of Merger

At Closing of the Merger on April 14, 2023, 135,808,884 shares of our common stock and 5,000 Series A Preferred Shares were issued to Cardio Ventures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the merger, an additional 3,818,028 shares of our common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

Common Stock issued post-Merger

During the nine months ended September 30, 2023, $16,980,000 in advances that were outstanding under the Line of Credit Note, were converted into 22,945,946 shares issued to Sushruta Pvt Ltd at the conversion price of $0.74 per share.

During the nine months ended September 30, 2023, Farhan Taghizadeh exercised options and received 50,000 shares of common stock at a price of $1.00 per share.

As of September 30, 2023, there were 169,168,389 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, there were amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	September 30, 2023	December 31,
	(As Restated)	2022
Receivable from related party	1,728,253	1,628,839
Total	1,728,253	1,628,839

	September 30, 2023	December 31,
	(As Restated)	2022
Payable to related party	-	(675,013)
Total	-	(675,013)

The receivable/payable balances from/to related parties is across the Company and its related entities in the normal course of business. All such receivable/payable balances are non-interest bearing and are receivable/repayable on demand.

Receivable from related party amounting to $1,728,253 and $1,628,839 as at September 30, 2023 and December 31, 2022 respectively, represents proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf. Further, payable to related party amounting to $675,013 as at December 31, 2022 represents liability for expenses paid by related entities on behalf of the Company.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“SPL”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 30, 2023, Sushruta made advances aggregating to $16,980,000 under the line of credit note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta as of September 30, 2023.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	September 30,
	2023	December 31,
Operating leases	(As Restated)	2022
Assets
Right of use operating lease assets	2,758,518	1,498,109

Liabilities
Current portion of operating lease liablities	375,280	181,900
Non Current portion of operating lease liablities	2,459,296	1,371,097
Total lease liablities	2,834,576	1,552,997

	September 30, 2023	December 31,
Operating leases	(As Restated)	2022
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	6.44	7.19
Village Chhatarpur-1257-1258-Farm	-	1.97
Ilabs Info Technology Ground Floor	8.67	-
Village Chhatarpur-1849-1852-Farm	1.84	-

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Village Chhatarpur-1257-1258-Farm	-	10%
Ilabs Info Technology Ground Floor	12%	-
Village Chhatarpur-1849-1852-Farm	10%	-

Supplemental cash flow and other information related to leases are as follows:

	Period ended September 30
	2023 (As Restated)	2022 (As Restated)
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	362,053	274,014

Maturities of lease liabilities as of September 30, 2023 were as follows:

Operating Leases
Fiscal Year	Amount (in $)
2023	164,823
2024	695,068
2025	618,525
2026	499,934
2027	508,073
2028 and thereafter	1,690,596
Total Lease Payment	4,177,019
Less: Imputed Interest	1,342,443
Present value of lease liabilities	2,834,576

NOTE 16 – INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended September 30, 2023 and 2022, nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of income/(loss) before income taxes consist of the following:

	Period ended
	September 30, 2023	September 30, 2022
	(As Restated)	(As Restated)
Domestic	-	-
Foreign	(8,736,042)	(2,185,674)
Total	(8,736,042)	(2,185,674)

The Company does not have federal and state net operating losses for the period ended September 30, 2023 and September 30, 2022.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2023 and September 30, 2022. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended September 30, 2023 and September 30, 2022.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	September 30, 2023	September 30, 2022
	(As Restated)	(As Restated)
Accounting profit / (loss) before income tax	(8,736,042)	(2,185,674)
Income tax expense (benefit) at federal statutory rate at 21%	(1,834,569)	(458,992)
Foreign tax rate differential	(436,802)	(109,284)
Non-deductible expenses	9,736	6,506
Excess tax expense/(benefit) on depreciation	5,915	846
Excess tax expense/(benefit) on Security deposit	142	95
Impact of unrecognized deferred tax asset on the loss of the year	1,818,776	451,545
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for the period ended September 30, 2023 and September 30, 2022, due to losses in current period and prior period and it does not expect to recover the tax benefit on the losses incurred during the period ended September 30, 2023 and September 30, 2022.

The components of the deferred tax balances were as follows:

	September 30, 2023	December 31,
	(As Restated)	2022
Deferred tax assets:
Net operating loss carry forwards	763,591	93,772
Net operating loss	1,818,776	669,819
Lease payments	15,972	11,527
Others	3,403	1,533
	2,601,742	776,651
Valuation allowance	(2,597,060)	(768,324)
Deferred tax assets	4,683	8,327

Deferred tax liabilities:
Depreciation and amortization	2,886	929
Others	1,797	7,398
Deferred tax liabilities	4,683	8,327
Net deferred tax assets/Liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of September 30, 2023 and December 31, 2022 and recorded a valuation allowance of $2,597,060 and $768,324, respectively.

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair value
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Financial Assets
Account receivables net (1)	1,780,876	886,263	1,780,876	886,263
Other non-current financial assets (2)	162,137	63,266	162,137	63,266
Total	1,943,013	949,529	1,943,013	949,529
Financial Liabilities
Borrowings (3)	-	469,017	-	469,017
Lease liabilities (4)	2,459,296	1,371,097	2,459,296	1,371,097
Other non-current financial liabilities (5)	30,673	10,626	30,673	10,626
Total	2,489,969	1,850,740	2,489,969	1,850,740

(1)	Account receivable net of allowance represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 10% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	Long term borrowing includes a loan from the Axis bank. The Company has carried the loan balance at cost which is approximate to the fair value.

(4)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Lease).

(5)	Other non-current financial liabilities include provision for gratuity which is carried at a cost which is approximate to its fair value.

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

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Total shares granted	Option vested	Unvested Option at period end
1-Jun-23	8.15	12,000	4,000	8,000
1-May-23	2.00	50,000	35,714	14,286
28-Jun-23	6.67	75,000	36,711	38,289
Total		137,000	76,425	60,575

During the period ended September 30, 2023, the Company has recorded share compensation expense of $ 32,600 in relation to Advisory shares.

As share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss during the period ended September 30, 2023 and 2022, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of September 30, 2023, there was $349,031 of total unrecognized compensation expense related to unvested advisory stock. The total unrecognized compensation expense is expected to be recognized until end of May 31, 2024.

NOTE 19 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $ 16,528 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space of 21,600 sq ft on the ground floor of the same building where its current facility is located, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $ 12,033 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. In December 2020, SSI India had leased a house to provide residential accommodation to Dr Sudhir Srivastava pursuant to the terms of his employment agreement. This lease agreement has since been terminated and effective August 1, 2023, SSI India leased another house to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 18,097 plus taxes.

NOTE 20 – SUBSEQUENT EVENTS

1.	On February 13, 2024, the Company granted 3,350,221 stock options to Dr Sudhir Prem Srivastava to purchase common stock of the Company under Company’s Incentive Stock Plan. These options vested as of the grant date and can be exercised at a price of $ 5.00 per Share subject to adjustment pursuant to the terms of the Plan. The options to the extent vested and not exercised expire five years from the date of grant or earlier as provided for in the Incentive Stock Plan.

2.	In the month of February 2024, through February 14, 2024, the Company raised $2,450,000 through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates ($1,000,000 each) and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

3.	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $ 1,000,000 each, to meet certain working capital needs.

4.	In July 2024, the Company raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

5.	In August 2024, the Company issued 125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

6.	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC bank were also increased by an additional $1,093,881.

7.	In December 2024, the Company borrowed $2,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

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

In July and August 2022, AVRA and the management of Cardio Ventures Inc began discussions to explore potential merger synergies, leading to a formal agreement in November 2022 by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures (“Merger Agreement”). Cardio Ventures was primarily seeking a platform to raise funds in the U.S. to support operations of its subsidiary, SSI India. AVRA’s ability to attract funds from its high-net-worth investors became a focal point in these discussions, presenting a path for AVRA shareholders to also benefit from the merger. Consequently, as part of the merger strategy, AVRA raised funds through convertible notes (at the rate of 7% interest per annum), which were subsequently provided to Cardio Ventures via convertible notes issued by Cardio Ventures. Investors like Andrew Economos and Dr. Fred Moll, both existing AVRA shareholders, contributed to these notes, foreseeing significant commercial benefits and the potential for AVRA’s turnaround post-merger, despite AVRA’s status as an inactive company at the time. On April 14, 2023, we consummated the acquisition by merger of CardioVentures, Inc., pursuant to the Merger Agreement.

The Company is currently engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures. Having commenced commercial sales of our surgical robotic system in the second half of 2022 and its allied instruments and accessories. Accordingly, the operating results detailed below largely reflect the impact of the consummation of the Reverse Merger transaction in April 2023, when compared with operating results for the corresponding period in 2022.

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

Results of Operations

Introduction

The following discussion should be read in conjunction with our condensed consolidated financial statements and Notes thereto. This section of the Report generally discusses 2023 and 2022 items and quarter-to- quarter comparisons between 2023 and 2022.

The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected balance sheet data for our Company as of September 30, 2023 (audited) and December 31, 2022:

Balance Sheet Data

	As of	As of
	September 30,	December 31,
	2023	2022*
	(As Restated)

Cash	6,596,223	217,177
Restricted cash**	5,046,501	57,448
Total Assets	28,155,157	6,980,533
Total Liabilities	11,786,905	9,659,070
Total Stockholders’ Equity / (deficit)	16,368,252	(2,678,537)

*	Amounts for the year ended December 31, 2022, represent consolidated financials for Cardio Ventures Inc. (ultimate holding company before the merger transaction).

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. Subsequent to September 2023, the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities

	For the Three months ended
	September 30,
	2023 (As Restated)	2022 (As Restated)
Total Revenue	2,187,006	529,351
Cost of revenue	(1,888,158)	(288,773)
Gross profit	298,848	240,578
Research & development expense	291,909	156,489
Stock compensation expense	24,450	-
Depreciation and amortization expense	38,644	24,712
Selling, general and administrative expense	1,795,945	484,780
Loss from operations	(1,852,100)	(425,403)
Other income (expenses)	(46,438)	(60,983)
Net loss	(1,898,538)	(486,386)

Three months ended September 30, 2023, as compared to three months ended September 30, 2022

Total Revenues. We had revenues of $2,187,006 ($2,133,295 from system sales and $ 53,711 from instrument sales) for the three months ended September 30, 2023, compared to $ 529,351 ($500,636 from system sales and $ 28,715 from instrument sales) for the three months ended September 30, 2022. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended September 30, 2023 as compared to the period ended September 30, 2022.

Research and development expense. Research and development expenses were $291,909 during the three months ended September 30, 2023 and $156,489 for the three months ended September 30, 2022. Research and development expense primarily consists of salaries paid to engineers, amounting to $155,104 and $107,721 for the period ended September 30, 2023 and 2022, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $ 24,450 and $nil during the three months ended September 30, 2023 and September 30, 2022, respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to advisors.

Depreciation and amortization expense. We had depreciation and amortization expense of $38,644 for the period ended September 30, 2023, as compared to $24,712 for the period ended September 30, 2022. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $1,795,945 in general and administrative expenses during the three months ended September 30, 2023 and $484,780 September 30, 2022, respectively.

Our SG&A expense comprise of expense relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expense also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our SG&A expense to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.

The increase in SG&A expense resulted from the increased scale of commercial operations during the period September 30, 2023 as compared to the period ended September 30, 2022.

Other income/expenses. We incurred other expenses of $46,438 for the three months ended September 30, 2023 as compared to $60,983 of other expenses during the three months ended September 30, 2022. The increase in interest expense from September 30, 2022 to September 30, 2023 resulted from an increase in bank borrowings for working capital from HDFC bank in India.

Net Loss. We incurred a net loss of $ 1,898,538 for the three months ended September 30, 2023, as compared to a net loss of $486,386 for the three months ended September 30, 2022. The increase in net loss from September 30, 2022 to September 30, 2023 is primarily the result of the increase in general and administrative expenses of $ 1,311,165 respectively.

	For the Nine months ended
	September 30,
	2023 (As Restated)	2022 (As Restated)
Total Revenue	4,448,939	529,351
Cost of revenue	(3,304,447)	(288,773)
Gross profit	1,144,492	240,578
Research & development expense	780,462	956,406
Stock compensation expense	32,600	-
Depreciation and amortization expense	105,701	71,745
Selling, general and administrative expense	8,339,593	1,293,997
Loss from operations	(8,113,864)	(2,081,570)
Other income (expenses)	(622,178)	(104,104)
Net loss	(8,736,042)	(2,185,674)

Nine months ended September 30, 2023, as compared to Nine months ended September 30, 2022

Total Revenues. We had revenues of $4,448,939 ($ 3,913,492 from system sales and $ 535,447 from instrument sales) for the nine months ended September 30, 2023, as compared to $ 529,351 ($ 500,636 from system sales and $ 28,715 from instrument sales) for the nine months ended September 30, 2022. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended September 30, 2023 as compared to the period ended September 30, 2022.

Research and development expense. Research and development expenses were $780,462 during the nine months ended September 30, 2023 and September 30, 2022 were $956,406. Research and development expense primarily consists of salaries paid to engineers, amounting to $452,227 and $403,308 for the period ended September 30, 2023 and 2022, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $ 32,600 and $nil during the nine months ended September 30, 2023 and September 30, 2022, respectively. The substantial increase in the stock compensation expense in 2023 is primarily the result of the award of stock grants to advisors.

Depreciation and amortization expense. We had depreciation and amortization expense of $105,701 for the period ended September 30, 2023 as compared to $71,745 for the period ended September 30, 2022. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $8,339,593 and $1,293,997 in general and administrative expenses during the nine months ended September 30, 2023 and September 30, 2022, respectively.

The increase in SG&A expense resulted from the increased scale of commercial operations during the period September 30, 2023 as compared to the period ended September 30, 2022.

Other income/expenses. We incurred $622,178 in other expenses for the nine months ended September 2023, as compared to $104,104 of other expenses during the nine months ended September 30, 2022. The increase in interest expense from September 30, 2022 to September 30, 2023 resulted from an increase in bank borrowings for working capital from HDFC bank in India.

Net Loss. We incurred a net loss of $8,736,042 for the nine months ended September 30, 2023, as compared to a net loss of $2,185,674 for the nine months ended September 30, 2022. The increase in net loss from September 30, 2022, to September 30, 2023 is primarily the result of the increase in general and administrative expenses of $ 7,045,596 respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

On April 15, 2023, the Company executed a Convertible Promissory Note (the “Line of Credit Note”) with Sushruta Pvt Ltd. (“Sushruta”), the Bahamian holding company owned by Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder. Pursuant to the line of credit note, SPL, in its discretion may make multiple advances to the Company through December 31, 2023 (the “Maturity Date”), in an aggregate amount of up to $20,000,000 for working capital purposes. The advances under the line of credit note do not bear interest and are due and payable on or before the maturity date. SPL may, at its option, convert the principal amount of any advance into shares of our common stock, at a conversion price of $0.74 per share. As of September 30, 2023, Sushruta made advances aggregating to $16,980,000 that were outstanding under the line of credit note and exercised its option to convert the full amount of advances made into shares of our common stock at a conversion price of $0.74 per share. Accordingly, 22,945,946 shares of our common stock were issued to Sushruta as of September 30, 2023.

The Company had a working capital surplus of $14,215,627 and an accumulated deficit of $12,369,100 as of September 30, 2023. The Company also had a net loss of $8,736,042 for the nine months ended September 30, 2023 and $1,898,538 for the three months ended September 30, 2023.

	For the Nine Months ended September 30,
	2023 (As Restated)	2022 (As Restated)
Net cash provided by operating activities:
Net loss	(8,736,042)	(2,185,674)
Non-cash adjustments	5,245,448	195,934
Change in operating assets and liabilities	(7,477,317)	(1,166,131)
Net cash used in operating activities	(10,967,911)	(3,155,871)
Net cash provided by investing activities	(326,078)	378,348
Net cash provided by financing activities	22,645,723	2,823,966
Net change in cash	11,351,734	46,443
Effect of exchange rate on cash	16,365	(58,847)
Cash at beginning of year¹	274,625	87,709
Cash at end of year¹	11,642,724	75,305

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $10,967,911 resulting from our net loss of $8,736,042 partially offset by non-cash charges of $5,245,448 primarily driven by depreciation charges and stock compensation expense. In 2023, we had cash used in our operating assets and liabilities of $7,477,317 primarily driven by increases in accounts receivable, inventory, accounts payable and prepaid expenses.

During the nine months ended September 30, 2022, net cash used in operating activities was $3,155,871, resulting from our net loss of $2,185,674, partially offset by non-cash charges of $195,934. In 2022, we had cash used in our operating assets and liabilities of $1,166,131 primarily due to increases in related party and accounts payable, inventory and prepaid expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we had net cash used in investing activities of $326,078 in purchase of property and equipment.

During the nine months ended September 30, 2022, We had net cash provided in investing activities of 378,348 in sale of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, we had net cash provided by financing activities of $22,645,723, which comprised of $2,705,568 in proceeds from our bank overdraft facility (net), $50,000 in proceeds from issuance of common stock against warrant and options, $16,980,000 in proceeds from issuance of convertible notes to principal shareholder and $ 3,000,000 in proceeds from issuance of convertible notes to other investors. There was a decrease of $89,845 on account of repayment of term loans.

During the nine months ended September 30, 2022, we had net cash provided by financing activities of $2,823,966 which comprised increase in bank overdraft facility(net) by $1,283,088, $1,100,000 in proceeds from issuance of convertible notes to other investors and $440,878 on account of proceeds of term loans.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

●	We failed to design controls and procedures to provide reasonable assurance that U.S. GAAP was being properly applied to the matters resulting the restatement of our financial statements, including accounting for merger transaction, recognition of revenue in case of deferred payment sales, recognition of right of use of certain assets and lease liabilities and functional and other classifications, resulting in the accounting errors described in Note 1. Restatement of Previously Issued Condensed Consolidated Financial Statements, of this Amendment.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Promissory Note dated April 15, 2023, made by the Company in favor of Sushruta Pvt. Ltd.(1)
10.2	Employment Agreement between the Company and Barry F. Cohen*(1)
31.1	Section 302 Certification – Chief Executive Officer(2)
31.2	Section 302 Certification – Chief Financial Officer(2)
32.1	Section 906 Certification – Chief Executive Officer(2)
32.2	Section 906 Certification – Chief Financial Officer(2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Compensation Plan or Arrangement.

1.	Previously filed.

2.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: January 14, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)