Form 10-Q/A
period 2024-03-31
SS Innovations International, Inc.
filed 2025-02-19
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2024

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

There were 171,579,284 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of February 18, 2025.

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

Given the circumstances giving rise to Borgers’ dismissal, the Company asked BDO to re-audit SSi’s consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024 (the “2023 Form 10-K”). Contemporaneously with the re-audit, the Company also undertook an internal review of certain accounting policies and internal controls and procedures. In addition to the foregoing, because of the change in auditors and the time required to perform the reaudit, the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and September 30, 2024 without the required review procedures specified by the Public Company Accounting Oversight Board for a review of interim financial information as described in AS 4105, “Reviews of Interim Financial Information” (the “Required Review”).

In the course of this internal review and while BDO was performing the reaudit, the Company discovered material errors in the prior filed audited consolidated financial statements included in the 2023 Form 10-K and in the interim unaudited condensed consolidated financial statements for the quarters ended June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, included in the Company’s Quarterly Reports on Form 10-Q for those quarters (the “Subject Forms 10-Q”). As a result, the Company determined that in order to reflect the foregoing, the Company’s consolidated financial statements included in the 2023 Form 10-K and the Subject Forms 10-Q would need to be restated. An external consulting firm was also appointed by the Company to help perform comprehensive technical accounting evaluations.

Thereafter, the board of directors of the Company, after discussion with management of the discovered material errors, concluded that the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 and interim unaudited condensed consolidated financial statements for three and six months ended June 30, 2023, three and nine months ended September 30, 2023 and three months ended March 31, 2024 should no longer be relied upon due to the reasons stated above. SSi reported the foregoing in a Current Report on Form 8-K, filed with the SEC. The Company has heretofore amended the Subject Forms 10-Q for the quarters ended June 30, 2023 and September 30, 2023 to give effect to the restatements arising from the reaudit.

This Form 10-Q/A Amendment No. 1 to Form 10Q (this “Amendment” or this “Report”) restates the Company’s previously issued interim unaudited condensed consolidated financial statements and related footnote disclosures for the three months ended March 31, 2024 and March 31, 2023, included in the Subject Form 10-Q for that quarter. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements for Correction of Errors” to the interim unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Amendment. In addition, this Amendment has undergone the Required Review.

In connection with the restatement, management re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2024. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of March 31, 2024, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 4. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends the following Items of our Form 10-Q for the quarter ended March 31, 2024: “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 4. Controls and Procedures” in Part I and “Item 1. Legal Proceedings” in Part II.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations and comprehensive loss for the three months ended March 31, 2024 (unaudited) and March 31, 2023 (unaudited)	2

	Condensed Consolidated Statement of change in equity for the three months ended March 31, 2024 (unaudited) and March 31, 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and March 31, 2023 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 2.	Exhibits	48

SIGNATURES		49

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

		As of
	Notes	March 31, 2024	December 31, 2023
		(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	6	948,119	2,022,276
Restricted cash	6	5,620,396	5,029,650
Accounts receivable, net	5	4,964,543	1,901,244
Receivable from related party	14	1,510,647	1,567,559
Inventory, net		6,921,892	7,017,913
Prepaids and other current assets	7	3,625,957	3,890,017

Total Current Assets		23,591,554	21,428,659

Non- Current Assets:
Property, plant, and equipment, net	3	2,176,439	706,405
Right of use asset	15	2,552,193	2,657,554
Accounts receivable, net	5	2,486,947	2,365,013
Restricted cash	6	327,065	35,919
Prepaids and other non current assets	7	4,067,385	4,322,444

Total Non-Current Assets		11,610,029	10,087,335
Total Assets		35,201,583	31,515,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft facility	10	6,207,185	6,018,926
Notes payable	9	2,450,000	-
Current maturities of long-term debt	11	521,873	510,189
Current portion of operating lease liabilities	15	415,331	396,784
Accounts payable	8	1,827,635	901,552
Deferred revenue	12	252,265	156,330
Other accrued liabilities	8	1,358,275	489,939

Total Current Liabilities		13,032,564	8,473,720

Non- Current Liabilities
Operating lease liabilities, less current portion	15	2,238,259	2,351,113
Deferred revenue	12	3,133,632	939,150
Other accrued liabilities	8	48,358	33,933

Total Non-Current Liabilities		5,420,249	3,324,196
Total Liabilities		18,452,813	11,797,916

Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,739,380 shares and 170,711,880 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	13	17,075	17,072
Accumulated other comprehensive income (loss)	13	(266,306)	(195,499)
Common stock to be issued, 12,500 shares	13	-	50,000
Additional paid in capital	13	50,451,186	43,457,937
Capital reserve		899,917	899,917
Accumulated deficit		(34,353,103)	(24,511,350)

Total stockholders’ equity		16,748,770	19,718,078
Total liabilities and stockholders’ equity		35,201,583	31,515,994

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three months ended
	Notes	March 31, 2024 (As restated)	March 31, 2023 (As restated)
REVENUES
System sales	12	3,494,759	355,414
Instruments sale	12	118,515	14,706
Warranty sale	12	9,407	-
Lease income	12	15,012	-
Total revenue		3,637,693	370,120
Cost of revenue		(2,909,511)	(292,173)
GROSS PROFIT		728,182	77,947

OPERATING EXPENSES:
Research & development expense		527,991	242,127
Stock compensation expense	19	7,108,750	-
Depreciation and amortization expense	3	80,101	32,591
Selling, general and administrative expense		2,843,659	873,858
TOTAL OPERATING EXPENSES		10,560,501	1,148,576

Loss from operations		(9,832,319)	(1,070,629)

OTHER INCOME (EXPENSE):
Interest Expense		(190,088)	(256,670)
Interest and other income, net		180,654	14,283
TOTAL OTHER INCOME (EXPENSE), NET		(9,434)	(242,387)

LOSS BEFORE INCOME TAXES		(9,841,753)	(1,313,016)
Income tax expense		-	-
NET LOSS		(9,841,753)	(1,313,016)

Net loss per share- Basic and Diluted	2(p)	(0.06)	(0.01)
Weighted average-basic shares	2(p)	170,729,490	128,161,013
Weighted average- diluted shares	2(p)	181,609,691	128,161,013

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	March 31, 2024 (As restated)	March 31, 2023 (As restated)

NET LOSS	(9,841,753)	(1,313,016)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)	(79,314)	(48,623)
Retirement Benefit (net of tax)	8,507	4,301
TOTAL COMPREHENSIVE LOSS	(9,912,560)	(1,357,338)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND MARCH 31, 2023

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity
Balance as at December 31, 2023		5,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	-	-	-	-	-	-	6,842,002	-	-	-	6,842,002
Common stock issued against exercise of warrants		-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services		-	-	15,000	2	-	-	101,249	-	-	-	101,250
Net loss		-	-	-	-	-	-	-	(9,841,753)	-	(70,807)	(9,912,560)

Balance as at March 31, 2024		5,000	1	170,739,380	17,075	-	-	50,451,186	(34,353,103)	899,917	(266,306)	16,748,770

Balance as at December 31, 2022		-	-	128,161,013	12,817	-	-	(12,812)	(3,633,058)	899,917	54,599	(2,678,537)

Net loss		-	-	-	-	-	-	-	(1,313,016)	-	(44,322)	(1,357,338)

Balance as at March 31, 2023		-	-	128,161,013	12,817	-	-	(12,812)	(4,946,074)	899,917	10,277	(4,035,875)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three months ended
	March 31, 2024 (As restated)	March 31, 2023 (As restated)
Cash flows from operating activities:
Net loss	(9,841,753)	(1,313,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,101	32,591
Operating lease liability	11,033	5,668
Interest expense (net)	9,434	242,387
Credit loss reserve	389,330	-
Stock compensation expense	7,108,750	-

Changes in operating assets and liabilities:
Accounts receivable, net	(3,186,108)	(190,479)
Inventory, net	96,021	(1,231,380)
Receivables from / payable to related parties	56,912	124,950
Deferred revenue	2,290,417	44,223
Prepaids and other current assets	23,196	(578,340)
Accounts payable	926,083	150,337
Prepaids and other non current assets	(11,689)	45,363
Other accrued liabilities	799,235	182,974
Net cash used in operating activities	(1,249,038)	(2,484,722)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,550,135)	(71,881)
Net cash used in investing activities	(1,550,135)	(71,881)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	188,259	740,358
Proceeds from issuance of convertible notes to principal shareholder	1,000,000	-
Proceeds from issuance of convertible notes to other investors	1,450,000	2,000,000
Repayment of term loan	-	(124,098)
Net cash provided by financing activities	2,638,259	2,616,260

Net change in cash	(160,914)	59,657
Effect of exchange rate on cash	(31,351)	(103,131)
Cash and cash equivalents at the beginning of the period	7,087,845	274,625
Cash and cash equivalents at end of the period	6,895,580	231,151

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

On April 14, 2023, a wholly owned subsidiary of the Company, AVRA-SSI Merger Corporation (Merger Sub) merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information, share and per share information contained in this report reflect the operations of both the Company and Cardio Ventures Inc. and give actual effect to the reverse stock split.

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

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2024, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2024 and our results of operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K/A as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on December 6, 2024.

The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the consolidated financial statements of SS Innovations International, Inc. and all of its subsidiaries (“Group”) for the three months ended March 31, 2024. However, the comparative financial statements for three months ended March 31, 2023, have been prepared on a consolidated basis and reflect the consolidated financial statements of Cardio Ventures Inc. and all of its subsidiaries (“Group”).

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing condensed consolidated financial statements.

Accounting policies of the respective individual subsidiaries are aligned wherever necessary, to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying condensed consolidated balance sheet as at March 31, 2024 as well as the condensed consolidated statement of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2024, and March 31, 2023 respectively, as previously reported in its Form 10-Q, to reflect the correction of errors arising out of:

i.	Accounting for the merger transaction

ii.	Functional / other reclassification

iii.	Recognition of revenue in case of deferred payment sales

iv.	Recognition of right of use of certain assets and liabilities

v.	Errors / Adjustments

Restatement in March 2024

Summary of restatements made in condensed consolidated balance sheet as at March 31, 2024 is as follows:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
ASSETS
Current assets:
Cash and cash equivalents	948,152	948,119	(33)	-	-	-	-	(33)
Restricted cash	5,954,970	5,620,396	(334,574)	-	(334,574)	-	-	-
Accounts receivable, net	4,226,144	4,964,543	738,399	-	3,172,400	(2,896,293)	-	462,292
Receivable from related party	-	1,510,647	1,510,647	-	1,409,555	-	-	101,092
Inventory, net	6,162,235	6,921,892	759,657	-	-	-	-	759,657
Prepaids and other current assets	2,495,457	3,625,957	1,130,500	(8,678)	282,413	-	-	856,765
Total Current Assets	19,786,958	23,591,554	3,804,596	(8,678)	4,529,794	(2,896,293)	-	2,179,773
Non- Current Assets:
Property, plant, and equipment, net	2,061,596	2,176,439	114,843	(2,283)	-	-	-	117,126
Right of use asset	2,127,769	2,552,193	424,424	-	-	-	424,424	-
Accounts receivable, net	5,659,347	2,486,947	(3,172,400)	-	(3,172,400)	-	-	-
Restricted cash	-	327,065	327,065	-	327,065	-	-	-
Receivable from related party	1,409,555	-	(1,409,555)	-	(1,409,555)	-	-	-
Prepaids and other non current assets	-	4,067,385	4,067,385	-	275,927	-	-	3,791,457
Total Non-Current Assets	11,258,267	11,610,029	351,762	(2,283)	(3,978,962)	-	424,424	3,908,583
Total Assets	31,045,225	35,201,583	4,156,358	(10,961)	550,832	(2,896,293)	424,424	6,088,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft facility	6,207,185	6,207,185	-	-	-	-	-	-
Notes payable	2,450,000	2,450,000	-	-	-	-	-	-
Current maturities of long-term debt	-	521,873	521,873	-	-	-	-	521,873
Current portion of operating lease liabilities	281,380	415,331	133,951	-	-	-	133,951	-
Accounts payable	1,446,218	1,827,635	381,417	-	791,404	-	-	(409,987)
Deferred tax liability	6,582	-	(6,582)	-	-	-	-	(6,582)
Deferred revenue	-	252,265	252,265	-	-	252,265	-	-
Other accrued liabilities	5,271,874	1,358,275	(3,913,599)	(5,700)	815,588	(3,560,077)	-	(1,163,410)
Total Current Liabilities	15,663,238	13,032,564	(2,630,674)	(5,700)	1,606,992	(3,307,812)	133,951	(1,058,106)
Non-Current Liabilities:
Operating lease liabilities, less current portion	1,846,389	2,238,259	391,870	-	-	-	391,870	-
Deferred revenue	-	3,133,632	3,133,632	-	-	3,133,632	-	-
Other accrued liabilities	-	48,358	48,358	-	-	-	-	48,358
Total Non-Current Liabilities	1,846,389	5,420,249	3,573,860	-	-	3,133,632	391,870	48,358
Total Liabilities	17,509,627	18,452,813	943,185	(5,700)	1,606,992	(174,180)	525,821	(1,009,748)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5,000 shares and nil shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1	-	-	-	-	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value,170,739,380 shares and 170,711,880 shares issued and outstanding as of March 31, 2024, and December 31, 2023 respectively	17,073	17,075	2	-	-	-	-	2
Accumulated other comprehensive income (loss)	(331,489)	(266,306)	65,183	-	-	-	-	65,183
Additional paid in capital	51,077,789	50,451,186	(626,603)	(13,042,805)	-	-	-	12,416,202
Capital reserve	899,917	899,917	(0)	-	-	-	-	-
Accumulated deficit	(38,127,694)	(34,353,103)	3,774,591	13,037,544	(1,056,160)	(2,722,113)	(101,397)	(5,383,283)
Total stockholders’ equity	13,535,597	16,748,770	3,213,173	(5,261)	(1,056,160)	(2,722,113)	(101,397)	7,098,104
Total liabilities and stockholders’ equity	31,045,224	35,201,583	4,156,358	(10,961)	550,832	(2,896,293)	424,424	6,088,356

Condensed consolidated statement of operations and comprehensive loss for the three-months ended March 31, 2024:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
REVENUE:
System sales	6,474,832	3,494,759	(2,980,073)	-	(118,515)	(2,861,558)	-	-
Instrument sales	-	118,515	118,515	-	118,515	-	-	-
Warranty sales	376,226	9,407	(366,819)	-	-	(366,819)	-	-
Lease income	-	15,012	15,012	-	-	-	15,012	-
Total revenue	6,851,058	3,637,693	(3,213,365)	-	-	(3,228,377)	15,012	-

Cost of revenue	(3,873,339)	(2,909,511)	963,828	-	506,255	-	(75,776)	533,348
GROSS PROFIT	2,977,720	728,182	(2,249,538)	-	506,255	(3,228,377)	(60,764)	533,348

OPERATING EXPENSES:
Research and development expense	396,050	527,991	131,941	-	92,004	-	39,938	-
Stock compensation expense	1,937,202	7,108,750	5,171,548	-	-	-	-	5,171,548
Salaries & Payroll Expenses	674,436	-	(674,436)	-	(674,436)	-	-	-
Depreciation and amortization expense	77,189	80,101	2,912	-	2,912	-	-	-
Selling, general and administrative expense	2,611,019	2,843,659	232,640	-	460,047	-	63,158	(290,564)
TOTAL OPERATING EXPENSES	5,695,897	10,560,501	4,864,604	-	(119,475)	-	103,096	4,880,984
Loss from operations	(2,718,177)	(9,832,319)	(7,114,142)	-	625,730	(3,228,377)	(163,859)	(4,347,635)

OTHER INCOME (EXPENSE):
Interest expenses	(183,212)	(190,088)	(6,876)	-	4,819	-	-	(11,695)
Interest and other income, net	102,941	180,654	77,713	-	4,034	71,181	-	2,498
TOTAL OTHER INCOME (EXPENSE), NET	(80,271)	(9,434)	70,837	-	8,853	71,181	-	(9,197)
LOSS BEFORE INCOME TAXES	(2,798,448)	(9,841,753)	(7,043,305)	-	634,583	(3,157,196)	(163,859)	(4,356,832)

Income tax expense	-	-	-	-	-	-	-	-

NET LOSS	(2,798,448)	(9,841,753)	(7,043,305)	-	634,583	(3,157,196)	(163,859)	(4,356,832)

Consolidated statements of other comprehensive loss

NET LOSS	(2,798,448)	(9,841,753)	(7,043,305)	-	634,583	(3,157,196)	(163,859)	(4,356,832)
Foreign currency translation gain/(loss)	(2,389)	(79,314)	(76,925)	-	-	-	-	(76,925)
Retirement benefit (net of tax)	-	8,507	8,507	-	-	-	-	8,507
TOTAL COMPREHENSIVE LOSS	(2,800,837)	(9,912,560)	(7,111,723)	-	634,583	(3,157,196)	(163,859)	(4,425,250)

Condensed consolidated statement of cashflows for the three-months ended March 31, 2024:

Particular	As Previously Reported	As Restated	Changes	Accounting for the merger transaction¹	Functional / Other reclassification²	Recognition of revenue in case of deferred payment sales³	Recognition of right of use of certain assets and liabilities³	Errors / Adjustments⁴
Cash flows from operating activities:
Net loss	(2,798,448)	(9,841,753)	(7,043,305)	-	634,583	(3,157,196)	(163,859)	(4,356,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,725	80,101	34,376	-	-	-	-	34,376
Translation difference	(2,389)	-	2,389				-	2,389
Operating lease liability	-	11,033	11,033	-	-	-	11,033	-
Stock compensation expense	1,937,201	7,108,750	5,171,549	-	-	-	-	5,171,549
Interest expense (net)	-	9,434	9,434	-	(95,248)	-	-	104,682
Credit loss reserve	-	389,330	389,330	-	-	-		389,330
Changes in operating assets and liabilities:
Accounts receivable, net	-	(3,186,108)	(3,186,108)	-	-	(3,186,108)	-	-
Inventory, net	-	96,021	96,021	-	-	-	-	96,021
Receivables from / payable to related parties	-	56,912	56,912	-	56,907	-	-	5
Deffered revenue	-	2,290,417	2,290,417	-	-	2,290,417	-	-
Prepaids and other current assets	-	23,196	23,196	-	(355,975)	-	-	379,171
Accounts payable	3,697,874	926,083	(2,771,791)		788,799			(3,560,590)
Prepaids and other non current assets	-	(11,689)	(11,689)	-	-	-	-	(11,689)
Prepaid expenses and other assets	(1,534,137)	-	1,534,137	-	-	-	-	1,534,137
Other accrued liabilities	-	799,235	799,235	-	977,618	-	-	(178,383)
Right of use liability, current portion	(7,608)	-	7,608	-	-	-	-	7,608

Net cash used in operating activities	1,338,218	(1,249,038)	(2,587,256)	-	2,006,684	(4,052,887)	(152,826)	(388,226)
Cash flows from investing activities:

Accounts receivable, net	(3,019,005)	-	3,019,005	-	-	-	-	3,019,005
Purchase of property, plant and equipment	(1,317,157)	(1,550,135)	(232,978)	-	-	-	-	(232,978)
Receivables from / payable to related parties	56,907	-	(56,907)	-	-	-	-	(56,907)
Right of use asset	71,649	-	(71,649)	-	-	-	-	(71,649)
Net cash used in investing activities	(4,207,606)	(1,550,135)	2,657,471	-	-	-	-	2,657,471
Cash flows from financing activities:

Proceeds from issuance of convertible notes to other investors	-	1,450,000	1,450,000	-	-	-	-	1,450,000
Proceeds from issuance of convertible notes to principal shareholder	2,450,000	1,000,000	(1,450,000)	-	-	-	-	(1,450,000)
Proceeds from bank overdraft facility (net)	188,259	188,259	-	-	-	-	-	-
Proceeds from securities offering	101,249	-	(101,249)	-	-	-	-	(101,249)
Net cash provided by financing activities	2,739,507	2,638,259	(101,249)	-	-	-	-	(101,249)
Net change in cash	(129,881)	(160,914)	(31,033)	-	2,006,684	(4,052,887)	(152,826)	2,167,996
Effect of exchange rate on cash	-	(31,351)	(31,351)
Cash and cash equivalents at the beginning of the period	7,033,001	7,087,845	54,844
Cash and cash equivalents at end of the period	6,903,120	6,895,580	(7,540)

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

Before

In the previously filed financial statements (Form 10-Q) for the period ended March 31, 2024, the merger transaction between SS Innovations International, Inc. (“SSII” or “the Company”) and CardioVentures, Inc., was accounted for as a reverse merger in the nature of a recapitalization, in accordance with ASC 805. According to Note 1 of the originally filed Form 10-Q, a wholly owned subsidiary of the Company was treated as the Accounting Acquirer, and CardioVentures, Inc. was treated as the accounting acquiree. The balances in the financial statements for the period ended March 31, 2023, included only the assets and liabilities of both AVRA and Cardio Ventures.

After

Upon review of merger agreements and related technical accounting guidance available in ASC 805, it was determined that AVRA’s assets and liabilities should have been recorded at their fair value as of the date of merger. The fair value of assets and liabilities of AVRA was assessed as nil at the time of the merger. This revaluation resulted in a change in the recorded amounts for the acquired assets, which has now been appropriately reflected in the restated condensed consolidated financial statements.

Additionally, the amount recognized as issued equity interests in the condensed consolidated financial statements for three months ended March 31, 2023 was determined by considering the equity interests of Cardio Venture Inc outstanding immediately before the business combination. In accordance with ASC 805, the equity structure (the number and type of equity interests issued) reflects that of AVRA, including the equity interests issued by AVRA to effect the merger as reverse recapitalization. As a result, the equity structure for three months ended March 31, 2023 of Cardio Venture Inc. (the accounting acquirer) has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares issued by the legal parent (AVRA, the accounting acquiree) in the merger.

The Company identified that fair value of assets and liabilities of AVRA was assessed as nil at the time of merger.

Additionally, the Company excluded Accumulated deficit and Additional paid in Capital pertaining to AVRA as per ASC 805.

(2) Functional / Other reclassifications

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

2. Salaries and Related Expenses in COGS, R&D and SG&A

Previously, salaries and related expenses were shown directly as a separate head in the statement of Income and Other comprehensive loss. Following further evaluation, these expenses have been reclassified between COGS, R&D and SG&A.

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

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in condensed consolidated balance sheet and condensed consolidated statement of cash flows

We noted that there are reclassifications required in the condensed consolidated balance sheet and condensed consolidated statement of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

Impact on restated condensed consolidated financial statements for the period ended March 31, 2024

(A) Impact on restated Condensed Consolidated Balance Sheet

Reclassifications were of below nature:

1.	Restricted Cash: 1. Fixed deposit against bank guarantee of $310,410 are now reclassified to Restricted cash non-current, 2. Fixed Deposits of $16,655 reclassified to Restricted cash non-current, 3. Fixed deposit with no withdrawal restrictions of $7,469 reclassified under prepaids and other non-current assets.

2.	Accounts receivable of $3,172,400 are reclassified from non-current to current based on their due date of collection as per contract with customers.

3.	Receivables from related party (net) of $1,409,555 reclassified from non-current to current based on their due date of collection.

4.	Prepaids and other current assets: Security Deposit of $268,458 for long term lease earlier classified under Prepaid Current assets now reclassified to Prepaid and other non-current assets.

5.	Reclassification of long term deferred revenue from other accrued liabilities to long term deferred revenue amounting to $3,133,632. This amount has now been reclassified to deferred revenue (Non-Current) for accurate reporting and compliance with revenue recognition standards.

6.	Accounts payable: As at March 31, 2024 Amount of advance to vendors knocked off earlier amounting to $791,404 are now reclassified to prepaid and other current asset.

7.	Other accrued liabilities: As at March 31, 2024 amount of $779,897 relating to advance from customers is now reclassified in other accrued liabilities.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the three months ended March 31, 2024.

(B) Reclassifications Condensed Consolidated Statement of Operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

1.

Operating expenses are now reclassified functionally, encompassing Selling, General and Administrative, Research and Development, Stock compensation expense and Salaries & Payroll Expenses. This reclassification has resulted in a decrease in the Cost of revenue by $506,255, and increase in Research and Development expense by $92,004 and in Selling, General and administrative expense by $460,047 for three months ended March 31, 2024.

(ii)	Other reclassifications

1.	In the financial reporting structure, total revenue is now detailed into two categories: System Sales and Instrument Sales. Earlier, Instrument Sales were not disclosed separately which has been effected now. Consequently, in restated financial statements, System Sales is now reduced by $118,515 for three months ended March 31, 2024 and is disclosed as Instrument sales specifically to reflect this refined categorization.

2.	Interest and other income related to deposits and deferred payment on revenue have been reclassified from Selling, General, and Administrative Expenses and Interest and other income to Interest Expense. This reclassification amounts to $4,034 for three months ended March 31, 2024, aligning the reporting with appropriate expense categorization standards.

(3) Correction of accounting policies misapplications

A. Revenue recognition

Background

The Company identified that it had inadvertently failed to apply some of the relevant provisions of ASC 606, “Revenue from Contacts,” accordingly, in the preparation of our revised financial statements for the period ended March 31, 2024 and 2023. We have revised our revenue recognition policy to incorporate discounting for the present value of expected revenue.

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

Impact on restated condensed consolidated financial statements for the period ended March 31, 2024

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

Long term account receivables balances were presented at gross balances basis in previous filed financial statements however, as per ASC 606, revenue contract in which company have significant financing component in consideration receivable from customers, the net sales and related debtor balance should be accounted at the present value of the future cash flow and the interest component related to financing component should be recorded over the period of contract. Accordingly, the company restated the account receivable balances on net level to provide impact of significant financing component and reduced trade receivable by $2,896,293.

Also, warranty income to be recognized once the performance obligation condition gets fulfil to in line with this provision, unrealized warranty income included of the sale were reversed and recoded as deferred revenue in balance sheet till the time performance obligation relation to this is not fulfilled. Hence due to this $3,385,897 was recorded as deferred revenue till the period and further the same was reclassed as current and non-current $252,265 and $3,133,632 respectively in these restated financial statements.

Deferred revenue recorded earlier amounting to $ 3,560,077 in Other accrued liabilities was reversed as the same was not as per ASC 606 Principles.

Interest income for the current period related to unwinding of account receivable balances recorded as interest income of $71,181 which is adjusted with the net of system and warranty sale of $3,228,377 in condensed consolidated statement of operations and other comprehensive loss for three months ended March 31, 2024.

B. Lease

Before

For the three months ended March 31, 2024, the Company identified that it had inadvertently failed to apply ASC 842, “Leases,” to certain operating lease arrangements.

Upon further review, the Company also determined that similar issues impacted the financial statements for three months ended March 31, 2024. During these periods, while preparing the condensed consolidated financial statements, the Company inadvertently failed to apply ASC 842 to all of their lease agreements. This resulted in the exclusion of material lease liabilities and related right-of-use assets from the financial statements.

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

The Company identified that it had a leased property in India, but no transaction recorded initially as per ASC 842 only the lease payments were recorded as rent expenses. As per ASC 842, if a company entered into a lease contract for specific period of time it shall record the Right to Use Assets (ROU), Lease liabilities and amortize ROU and interest on lease liabilities over the lease term. Accordingly, restatement adjustment of $424,424 was recorded to correct the balances of ROU in line with above provision of ASC 842. Classification of current and non-current amount of lease liability corrected by $133,951 and $391,870 respectively. Further lease expenses was classified based on functional classification as $75,776 as cost of revenue, $39,938 as research and development and $63,158 as Selling, general and administrative for the three months ended March 31, 2024.

Differential impact of above adjustments has been corrected in the consolidated statement of cash flows for the three months ended March 31, 2024.

Further as per ASC 842, lease payments of $15,012 are recognized in condensed consolidated statement of operations and other comprehensive loss for three months ended March 31, 2024 relating to the fixed payments arising out of the systems installed on Pay per use basis.

4. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are major error corrections made in condensed consolidated financial statements for the period ended March 31, 2024:

(i)	Reinstatement of recourse letter of credit: The Company identified that the encashment of a letter of credit (LC – with recourse) received from banker against the customer’s invoicing was incorrectly netted off with the customer’s closing balance, affecting the financing component for the period ending March 31, 2024. To rectify this, a correction was made to reconcile the accounts receivable balance and the impact of the financing component amounting to $11,695 on the income statement. Accounts receivable balance of $534,280 has been restated and corresponding current maturities of long-term borrowings, as the bank retains the right to recover proceeds from the company in case customer makes default in payment.

(ii)	Advance to vendors: For the period ended March 31, 2024, the Company identified that an advance given to a vendor was not adjusted against respective capital and operating expenditures while the invoices were received by the Company. An adjustment was recorded to adjust the vendor advance against respective expenditure totaling $305,198.

(iii)	Incorrect useful life of PPE: The Company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset lives were corrected, and depreciation was recalculated accordingly. As a result of this adjustment property, plant, and equipment was increased by $117,126 for the period ended March 31, 2024.

(iv)	Incorrect valuation of Inventory: The Company identified that the inventory was previously recorded at incorrect valuation. As a result of this adjustment inventory is increased by $759,657 as at March 31, 2024. Consequent to this adjustment, cost of revenue has decreased by $533,348 for three months ended March 31, 2024.

(v)	Unrecognized Gratuity provision: The Company identified that the expense and provision for gratuity were not recorded from the initial stage. These were subsequently recorded for the years 2021, 2022, 2023 and the current period, with balances reconciled against the actuarial report. A gratuity liability recorded by $48,358 relates to noncurrent and $426 as current portion which was not accounted for earlier.

(vi)	Discounting of Security deposits: The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(vii)	Deferred tax liability: Since the company has significant carried forward tax losses hence earlier recorded deferred tax liability reversed $6,582.

(viii)	Stock compensation expenses: Included in Selling, general and administrative expense pertaining to non-employees: The Company identified that stock compensation expense was recorded incorrectly as it did not pertain to the current year. A correction entry was made, creating a prepaid expense to allow for proper amortization in the correct year. Consequently, prepaid expense for stock compensation was recorded in current and non current assets amounting to $1,066,991 and $3,823,383 respectively.

(ix)	Incorrect accruals of expenses: The Company identified that there are some accruals which was previously recorded incorrectly in books of accounts, as a result the accruals amounting to $ 1,095,351 and $409,987 has been reversed from other current liability and accounts payable respectively for the period ended March 31, 2024.

(x)	Personal expenses pertaining to Director earlier recorded as business expense of the Company: The Company identified that legal expenses amounting to $101,092 which were actually related to the personal expenses of Dr. Sudhir Prem Srivastava has been charged as business expense of the company. The expense has now been reversed and corresponding receivables from related party (Dr. Sudhir Prem Srivastava) has been recorded.

(xi)

Stock compensation expenses: The Company identified that stock compensation expense was recorded incorrectly as it did not include stock options (vesting immediately) given to employees and also requires correction in granted fair value. Consequently, an amount of $5,171,548 has additionally been recognized in the condensed consolidated statements of operations and comprehensive loss.

(xii)	Unrecognized credit loss reserve: The Company identified that there are certain balances relating to amounts receivable from government authorities, security deposits and accounts receivable whose recoverability is uncertain. Consequently, and amount of $389,330 has been recorded in the condensed consolidated statements of operations and comprehensive loss under Selling, general and administrative expense.

Differential impact of above adjustments has been corrected in the condensed consolidated statement of cash flows for the three months ended March 31, 2024.

Restatement in March 2023

Condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
REVENUE:
System sales	1,491,310	355,414	(1,135,896)	(1,135,896)
Instrument sales	-	14,706	14,706	14,706
Warranty sales	20,069	-	(20,069)	(20,069)
Total revenue	1,511,379	370,120	(1,141,259)	(1,141,259)

Cost of revenue	(1,000,204)	(292,173)	708,031	708,031

GROSS PROFIT	511,175	77,947	(433,228)	(433,228)

OPERATING EXPENSES:
Research and development expense	1,955	242,127	240,172	240,172
Stock compensation expense	1,592,309	-	(1,592,309)	(1,592,309)
Salaries & Payroll Expenses	357,674	-	(357,674)	(357,674)
Depreciation and amortization expense	31,675	32,591	916	916
Selling, general and administrative expense	1,490,414	873,858	(616,556)	(616,556)
TOTAL OPERATING EXPENSES	3,474,027	1,148,576	(2,325,451)	(2,325,451)
Loss from operations	(2,962,852)	(1,070,629)	1,892,223	1,892,223

OTHER INCOME (EXPENSE):
Interest expenses	-	(256,670)	(256,670)	(256,670)
Interest and other income, net	(29,510)	14,283	43,793	43,793
TOTAL OTHER INCOME (EXPENSE), NET	(29,510)	(242,387)	(212,877)	(212,877)
LOSS BEFORE INCOME TAXES	(2,992,362)	(1,313,016)	1,679,346	1,679,346

Income tax expense	-	-	-	-
NET LOSS	(2,992,362)	(1,313,016)	1,679,346	1,679,346

Consolidated statements of other comprehensive loss

NET LOSS	(2,992,362)	(1,313,016)	1,679,346	1,679,346
Foreign currency translation gain/(loss)	-	(48,623)	(48,623)	(48,623)
Retirement benefit (net of tax)	-	4,301	4,301	4,301
TOTAL COMPREHENSIVE LOSS	(2,992,362)	(1,357,338)	1,635,024	1,635,024

Condensed consolidated statement of cashflows for three months ended March 31, 2023:

Particulars	As Previously Reported	As Restated	Changes	Accounting for the merger transaction
Cash flows from operating activities:
Net loss	(2,992,362)	(1,313,016)	1,679,346	1,679,346
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation and amortization	2,279	32,591	30,312	30,312
Operating lease liability	-	5,668	5,668	5,668
Stock compensation expense	1,597,693	-	(1,597,693)	(1,597,693)
Interest expense (net)	-	242,387	242,387	242,387
Accounts receivable, net	-	(190,479)	(190,479)	(190,479)
Inventory, net	-	(1,231,380)	(1,231,380)	(1,231,380)
Receivables from / payable to related parties	-	124,950	124,950	124,950
Deferred revenue	-	44,223	44,223	44,223
Prepaids and other current assets	-	(578,340)	(578,340)	(578,340)
Accounts payable	1,218,838	150,337	(1,068,501)	(1,068,501)
Prepaids and other non current assets	-	45,363	45,363	45,363
Other accrued liabilities	-	182,974	182,974	182,974

Net cash used in operating activities	(173,553)	(2,484,722)	(2,311,170)	(2,311,170)
Cash flows from investing activities:			-	-
			-	-
Notes receivables - acquisition	(2,000,000)	-	2,000,000	2,000,000
Purchase of property, plant and equipment	-	(71,881)	(71,881)	(71,881)
Net cash used in investing activities	(2,000,000)	(71,881)	1,928,119	1,928,119
Cash flows from financing activities:			-	-

Proceeds from issuance of convertible notes to principal shareholder	-	2,000,000	2,000,000	2,000,000
Proceeds from bank overdraft facility (net)	-	740,358	740,358	740,358
Repayment of term loan	-	(124,098)	(124,098)	(124,098)
Proceeds from securities offering	446,188	-	(446,188)	(446,188)
Repayment of warrants	(12,360)	-	12,360	12,360
Proceeds from 7% convertible promissory note	1,000,000	-	(1,000,000)	(1,000,000)
Net cash provided by financing activities	1,433,828	2,616,260	1,182,432	1,182,432
Net change in cash	(739,724)	59,657	799,381	799,381
Effect of exchange rate on cash	-	(103,131)	(103,131)	(103,131)
Cash and cash equivalents at the beginning of the period	1,351,364	274,625	(1,076,739)	(1,076,739)
Cash and cash equivalents at end of the period	611,640	231,151	(380,489)	(380,489)

Impact on restated consolidated financial statements for three months period ended March 31, 2023 (refer note 4)

During the course of a detailed re-review of the original filing of Form 10-Q for period ended March 2024, it has been observed that there were also significant inaccuracies in the corresponding figures reported for the three months ended March 2023 condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows. These errors primarily originated from the inclusion of figures that pertain to AVRA Medical Robotics, Inc. and Cardio Venture Inc., rather than the correct entities i.e. Cardio Venture Inc. and its subsidiaries.

Details of Identified Errors:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows figures for the three months period ended March 2023:

The corresponding figures reported in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows for March 2023 were entirely related to AVRA Medical Robotics, Inc. and Cardio Venture Inc., rather than Cardio Venture Inc. and its subsidiaries.

Corrective Actions Undertaken:

1.	Condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflow adjustments for the three months period ended March 2023:

The figures related to Cardio Venture Inc. and its subsidiaries now have been updated as the corresponding figures in the condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cashflows for three months ended March 2023. These updated numbers provide a correct basis for comparison with the financials for the three months ended March 31, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $10,558,990 and an accumulated deficit of $34,353,103 as of March 31, 2024. The Company also had a net loss of $9,841,753 for the three months ended March 31, 2024 which was mainly on account of non-cash items like Stock Compensation expense of $7,108,750, Depreciation of $80,101. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Between February 1, 2024, and February 14, 2024, the Company raised $2,450,000 million through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from three other investors to finance its ongoing working capital requirements.

These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company has raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two, One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital needs.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2024, and December 31, 2023 amounted to $71,989 and $nil respectively.

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

The relevant translation rates are as follows: for the three months ended March 31, 2024 closing rate at 83.3465 US$: INR, average rate at 83.2683 US$:INR.

The relevant translation rates are as follows: for the three months ended March 31, 2023 closing rate at 82.15 US$: INR, average rate at 82.41 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2023 closing rate at 83.19 US$: INR, average rate at 82.96 US$:INR

g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of March 31, 2024, and December 31, 2023, the Company valued the inventory at $6,921,892 and $7,017,913 respectively.

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

ii. Instrument and accessories Sales:

The Company also sells instruments for use by surgeons in conjunction with the use of our surgical robotic systems. These instruments are consumable items for our hospital customers, and we recognize the revenues from the sale of instruments as and when the instruments are delivered to the customer.

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

iv. Lease Income:

Under ASC 842, in case where the systems are installed under a pay-per-use arrangement, the fixed component of income arising from the contract shall be recognized as lease income over the period of receipt of fixed consideration on a straight-line basis. Further this arrangement doesn’t involves any transfer of title to the counterparty, hence the Company has capitalized the cost of production relating to those systems under property, plant and equipment and accordingly charges the depreciation over its period of useful life.

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
R & D equipment	5
Server & networking	3
Vehicles	5
Pay per use systems	10

m)	Long-lived Assets

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

p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For three Months ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Net Loss	(9,841,753)	(1,313,016)
Basic weighted average common shares outstanding	170,729,490	128,161,013
Dilutive effect of convertible note (1)	326,830	-
Dilutive effect of stock-based awards	10,553,371	-
Diluted weighted average common shares outstanding	181,609,691	128,161,013
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted	(0.06)	(0.01)

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

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the period. Refer Note 9– Notes Payable to the condensed consolidated financial statements for further details.

q)	Research and Development Costs

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

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a condensed consolidated basis as part of making decisions for allocating resources and evaluating performance. As at March 31, 2024 and December 31, 2023 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following:-

	March 31, 2024	December 31, 2023
	(As Restated)
Gross Amount
Computer & peripherals	207,246	180,009
Furniture	198,815	175,707
Leasehold improvement	190,580	154,651
Office equipment	118,806	103,371
Plant and machinery	148,158	128.498
R & D equipment	91,533	90,434
Server & networking	26,296	21,999
Vehicles	183,233	183,577
Pay Per Use Systems	1,423,013	-
Accumulated depreciation	(411,241)	(331,841)
Total	2,176,439	706,405

Depreciation expenses for the three months ended March 31, 2024, and 2023 amounted to $80,101 and $32,591 respectively.

During the current quarter, the Company leased 4 systems under Pay-per-use model to customers. These systems were initially recorded as inventory. However, from the date of lease these were recorded as “Property, plant and equipment” in accordance with ASC 842.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(As Restated)
Accounts receivable, net (current)	4,964,543	1,901,244
Accounts receivable, net (non-current)	2,486,947	2,365,013
Total accounts receivable, net	7,451,490	4,266,257

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $2,486,947 may not be due and collectible in next one year and thus company classified these receivables as non- current.

Details of customers which accounted for 10% or more of total revenues during the three months period ended March 31, 2024, and March 31, 2023 and 10% or more of total accounts receivables as at March 31, 2024, and December 31, 2023:

	Percentage of Revenue		Percentage of Accounts
	For three months ended		Receivable as at
	March 31, 2024	March 31, 2023	March 31, 2024	December 31, 2023
Customer A	-	-	6%	12%
Customer B	-	-	7%	13%
Customer C	40%	-	-	-
Customer D	20%	-	33%	-
Customer E	13%	-	4%	-
Customer F	12%	-	5%	-
Customer G	12%	-	5%	-
Customer H	-	96%	3%	7%

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of March 31, 2024, and December 31, 2023.

		March 31, 2024	December 31, 2023
		(As Restated)
Cash and cash equivalents		948,119	2,022,276
Fixed deposit	Lien against overdraft facility	5,553,097	4,962,515
	Lien against Letter of credit	24,285	24,041
	Lien against Bank Guarantee	43,014	43,094
Restricted cash (Current)		5,620,396	5,029,650
Fixed deposit	Lien against bank guarantee	310,410	19,233
	Lien against credit card facility	16,655	16,686
Restricted cash (Non- current)		327,065	35,919
Total cash, cash equivalents and restricted cash		6,895,580	7,087,845

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

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
	(As Restated)
Receivables from statutory authorities	1,486,866	1,904,859
Prepaid expenses – Stock Compensation current	1,066,991	1,066,991
Security deposit	251,046	299,540
Other prepaid- current assets	821,054	618,627
Prepaid and other current assets	3,625,957	3,890,017
Prepaid expenses – Stock Compensation non current	3,823,383	4,090,131
Security deposits	173,629	225,488
Other prepaid- non current asset	70,373	6,825
Prepaid and other non current assets	4,067,385	4,322,444
Total prepaid, current and non current assets	7,693,342	8,212,461

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
	(As Restated)
Accounts Payable	1,827,635	901,552
Payable to statutory authorities	102,212	35,149
Salary payable	381,235	310,789
Other accrued liabilities	874,828	144,001
Other accrued liabilities	1,358,275	489,939
Provision for gratuity long term	48,358	33,933
Other accrued liabilities- non current	48,358	33,933
Total accounts payable, accrued current and non-current expenses	3,234,268	1,425,424

Accounts payable $1,827,635 as of March 31, 2024, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $874,828 as of March 31, 2024, mainly include $764,899 advance from customers and expenses payable of $102,589.

NOTE 9 – NOTES PAYABLE

In the month of February 2024, the Company raised $2,450,000 through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
	(As Restated)
HDFC Bank Ltd overdraft (with lien against fixed deposits)(OD1)	(45,902)	4,756,389
HDFC Bank Ltd overdraft (OD2)	(615,828)	1,262,537
HDFC Bank working capital demand loan (1)- 8.50%	4,949,218	-
HDFC Bank working capital demand loan (2)- 9.24%	599,905	-
HDFC Bank working capital demand loan (3)- 9.23%	1,319,792	-
Bank overdraft	6,207,185	6,018,926

HDFC bank has sanctioned the facilities for the Company which include overdraft and working capital demand loan (WCDL). The facility of HDFC Bank overdraft (OD1) is availed on the basis of lien on the fixed deposits of $5,549,118 provided by the Company while (OD2) is secured by all the current assets, plant and machinery of the Company and additionally secured by personal security of Dr. Sudhir Srivastava for this facility. As of March 31, 2024 and December 31, 2023, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

HDFC Bank has sanctioned overdraft facilities subject to operational terms and conditions, including payment on demand, comprehensive insurance coverage against all risks of primary security, periodic inspections of the plant by the bank, and submission of monthly stock and financial records to the bank within 30 days after each month-end. Security for this facility includes current assets, plant and machinery, furniture and fixtures, and a personal guarantee from Dr. Sudhir Srivastava.

The cash credit facility is sanctioned at an interest rate of 9.50% (linked with 3-month T-Bill) per annum on the working capital overdraft limit, with interest payable monthly on the first day of the subsequent month. Overdraft facility against fixed deposits is sanctioned with an interest rate of 1.25% over and above prevailing rate of interest on fixed deposits, payable at monthly intervals on the first day of the following month.

During the current period, the Company has availed the facility of working capital demand loan (WCDL) against the conversion of Bank overdraft which is availed on basis of lien on the fixed deposits provided by the Company, all the current assets, plant and machinery of the Company and additionally on personal guarantee of Dr. Sudhir Srivastava for this facility as set forth above. This facility of WCDL carries a fixed interest rate (as mentioned above) and is repayable in the month of August 2024.

NOTE 11 – BORROWINGS

As part of our ongoing efforts to manage working capital and improve liquidity, we have arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our debtors, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It is classified as a short-term liability (including interest) for the year ended December 31, 2023, and for the period ended March 31, 2024.

	March 31, 2024	December 31, 2023
	(As Restated)
Current maturities of long-term debt	521,873	510,189

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the three months ended March 31, 2024, the company had sold five surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $71,181 and $nil as interest income on account of deferred financing component during the three months ended March 31, 2024 and 2023 respectively.

	March 31, 2024	December 31, 2023
	(As Restated)
Deferred revenue— beginning of period	1,095,480	43,917
Additions	2,299,824	1,053,334
Net changes in liability for pre-existing contracts	3,395,304	1,097,251
Revenue recognized	9,407	1,771
Deferred revenue— end of period	3,385,897	1,095,480

	March 31, 2024	December 31, 2023
	(As Restated)
Deferred revenue expected to be recognized in:
One year or less	252,265	156,330
More than One year	3,133,632	939,150
	3,385,897	1,095,480

For the three months ended March 31, 2024, and 2023.

The following table disaggregates our revenue by major source:

	March 31, 2024	March 31, 2023
	(As Restated)	(As Restated)
System sales	3,494,759	355,414
Instruments sale	118,515	14,706
Warranty sale	9,407	-
Lease income	15,012	-
Total revenue	3,637,693	370,120

Revenues for three months ended March 31, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	March 31, 2024	March 31, 2023
	(As Restated)	(As Restated)
India	3,637,693	370,120
	3,637,693	370,120

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

As of March 31, 2024, there were 170,739,380 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preference shares

The Company had outstanding 5,000 shares of preferred stock, par value $0.0001 as at March 31, 2024 and December 31, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of March 31, 2024, and December 31, 2023, there were amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	March 31, 2024	December 31, 2023
	(As Restated)
Receivable from related party	1,510,647	1,567,559
Total	1,510,647	1,567,559

The receivable balances from related parties are across the Company and its related entities in the normal course of business. All such receivable balances are non-interest bearing and are receivable on demand.

Receivable from related party amounting to $1,510,647 and $1,567,559 as at March 31, 2024 and December 31, 2023 respectively, represents proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	March 31,	December 31,
	2024	2023
	(As Restated)
Operating leases
Assets
Right of use operating lease assets	2,552,193	2,657,554

Liabilities
Current portion of operating lease liability	415,331	396,784
Non Current portion of operating lease liability	2,238,259	2,351,113
Total lease liabilities	2,653,590	2,747,897

	March 31,	December 31,
	2024	2023
	(As Restated)
Operating leases
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	5.94	6.19

Ilabs Info Technology Ground Floor	8.17	8.42
Village Chhatarpur-1849-1852-Farm	1.33	1.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Ilabs Info Technology Ground Floor	12%	12%
Village Chhatarpur-1849-1852-Farm	10%	10%

Supplemental cash flow and other information related to leases are as follows:

	Period ended March 31
	2024	2023
	(As Restated)	(As Restated)
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	167,838	93,738

Maturities of lease liabilities as of March 31, 2024 were as follows:

Operating Leases
Fiscal Year	Amount (in $)
2024	525,573
2025	616,749
2026	498,499
2027	506,614
2028	515,136
2029 and thereafter	1,170,606
Total Lease Payment	3,833,177
Less: Imputed Interest	1,179,587
Present value of lease liabilities	2,653,590

NOTE 16– INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended March 31, 2024, and 2023 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of loss before income taxes consist of the following:

	Period ended
	March 31, 2024	March 31, 2023
	(As Restated)	(As Restated)
Domestic	-	-
Foreign	(9,841,753)	(1,313,016)
Total	(9,841,753)	(1,313,016)

The Company does not have federal and state net operating losses for the period ended March 31, 2024, and March 31, 2023.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2024, and March 31, 2023. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for three months ended March 31, 2024, and March 31, 2023.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	March 31, 2024	March 31, 2023
	(As Restated)	(As Restated)
Accounting loss before income tax	(9,841,753)	(1,313,016)
Income tax expense/(benefit) at federal statutory rate at 21%	(2,066,768)	(275,733)
Foreign tax rate differential	(410,204)	(54,727)
Non-deductible expenses	149,234	12,613
Excess tax expense/(benefit) on depreciation	(35,496)	2,454
Excess tax expense/(benefit) on security deposit	77	77
Impact of unrecognized deferred tax asset on the loss of the year	2,363,157	315,316
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for three months ended March 31, 2024 and March 31, 2023, due to losses in current period and prior period and it does not expect to recover the tax benefit on the losses incurred during three months ended March 31, 2024, and March 31, 2023.

The components of the deferred tax balances were as follows:

	March 31, 2024	December 31, 2023
	(As Restated)
Deferred tax assets:
Net operating loss carry forwards	5,123,861	763,591
Net operating loss	1,952,953	4,360,270
Lease payments	21,293	18,976
Others	135,372	23,754
	7,233,479	5,166,591
Valuation allowance	(7,190,630)	(5,145,040)
Deferred tax assets	42,849	21,551

Deferred tax liabilities:
Depreciation and amortization	42,849	16,763
Others	-	4,788
Deferred tax liabilities	42,849	21,551
Net deferred tax assets/liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of March 31, 2024, and December 31, 2023, and recorded a valuation allowance of $7,190,630 and $5,145,040, respectively.

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

The benefit obligation has been measured as of March 31, 2024, and December 31, 2023. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	March 31,	December 31,
	2024	2023
	(As restated)
Change in projected benefit obligation
Projected benefit obligation as on beginning	34,005	10,655
Service cost	5,684	15,707
Interest cost	601	759
Benefits paid	-	-
Actuarial loss ^	8,507	7,009
Effect of exchange rate changes	(78)	(125)
Projected benefit obligation at end	48,719	34,005
Unfunded status in the end Unfunded amount recognized in consolidated balance sheets	48,719	34,005
Non-current liability (included under other non-current liabilites)	48,358	33,933
Current liability (included under accrued employee costs)	361	72
Total accrued liability	48,719	34,005
Accumulated benefit obligation at end	21,982	15,508

^	During the period ended March 31, 2024, and December 31, 2023, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, were as follows:

	March 31,	December 31,
	2024	2023
	(As restated)
Service cost	5,684	15,707
Interest cost	601	759
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	6,285	16,466

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	March 31,	December 31,
	2024	2023
	(As restated)
Net actuarial loss	8,507	(7,009)
Net prior service cost	-	-
Amount recognized in AOCI, excluding tax effects	8,507	(7,009)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	March 31,	December 31,
	2024	2023
	(As restated)
Discount rate	7.25%	7.08%
Rate of increase in compensation levels	12.50%	15.00%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available

Expected benefit payments for the period ended March 31, 2024

March 31, 2024	425
2025	6,517
2026	8,129
2027	7,301
2028	6,695
2029-2033	48,229

Mortality Table

IALM (2012-14)

Ages	Withdrawal Rate (%)	Withdrawal Rate (%)	Withdrawal Rate (%)

Upto 30 years	30.00%	30.00%	23.50%
From 31 to 44 years	30.00%	30.00%	23.50%
Above 44 years	30.00%	30.00%	23.50%

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair value
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Financial Assets
Account receivables net (1)	2,486,947	2,365,013	2,486,947	2,365,013
Other non-current financial assets (2)	181,098	171,146	181,098	171,146
Total	2,668,045	2,536,159	2,668,045	2,536,159
Financial Liabilities
Lease liabilities (3)	2,238,259	2,351,113	2,238,259	2,351,113
Other non-current financial liabilities (4)	48,358	33,933	48,358	33,933
Total	2,286,617	2,385,046	2,286,617	2,385,046

(1)	Account receivable net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 10% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Leases).

(4)	Other non-current financial liabilities include provision for gratuity which is carried at a cost which is approximate to its fair value. (Refer Note 17 Employee benefit plans).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, receivable from related party, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

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

Stock options:

Stock options activity for the year period ended March 31, 2024, was as follows:

	Number of shares options	Weighted average grant date fair value
Unvested balance as of December 31, 2023	3,303,601	$3.41
Granted	3,350,221	$1.39
Vested	3,561,040	$1.51
Forfeited	-	-
Unvested balance as of March 31, 2024	3,092,782	$3.41

The aggregate fair value of the stock options vested was $ 5,375,700 and $ 3,152,066 during the three months ended March 31, 2024 and year ended December 31, 2023 respectively. The options vested during the year were not exercised at the end of the year March 31, 2024.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended March 31, 2024, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2023	2,807,289	$7.76
Granted	-	-
Vested	179,147	$7.76
Forfeited	-	-
Unvested balance as of March 31, 2024	2,628,142	$7.76

During the three months ended March 31, 2024, 179,147 RSA are vested.

The aggregate vesting date fair value of RSAs vested was $1,390,179 and $ 6,095,401 during the three months ended March 31, 2024, and year ended December 31, 2023 respectively. There were no RSAs issued during the three months ended March 31, 2024.

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Unvested options in the beginning	Option vested	Unvested option at period end
01-Jun-23	8.15	5,000	3,000	2,000
31-Oct-23	8.99	52,963	3,454	49,509
31-Oct-23	8.99	7,130	465	6,665
31-Oct 23	8.99	5,673	370	5,303
31-Oct 23	8.99	22,368	1,459	20,909
01-Mar-24	6.75	-	15,000	-
		93,134	23,748	84,386

The aggregate vesting date fair value of Advisory shares issued was $342,871 and $5,633,147 during the three months ended March 31, 2024 and year ended December 31, 2023 respectively.

Stock compensation expenses

During the period ended March 31, 2024, the Company has recorded share compensation expense of $ 7,108,750 in relation to stock options, RSAs and Advisory shares as follows:

	For the period ended	For the period ended
	March 31, 2024	March 31, 2023
	(As restated)	(As restated)
Stock options	5,375,700	-
Restricted stock award (RSA)	1,390,179	-
Advisory shares	342,871	-
Total stock compensation expenses	7,108,750	-

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company's share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the years March 31, 2024 is as follows:

	Period ended March 31, 2024 (As restated)
	Stock Options	Stock Options	Restricted stock awards
Grant date	February 13, 2024	November 27, 2023	November 27, 2023
Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	$0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the three months ended March 31, 2024, and 2023, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of March 31, 2024, there was $10,546,385, $20,394,387 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.66 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,410 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space of 21,600 sq ft on the ground floor of the same building where its current facility is located, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $15,564 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. In August 2023, SSI India had leased a house pursuant to the terms of employment agreement to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 18,014 plus taxes.

NOTE 21 – SUBSEQUENT EVENTS

1.	In April 2024, the Company raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two 7% One-Year Promissory note of $1,000,000 each, to meet certain working capital needs.

2.	In July 2024, the Company raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

3.	In August 2024, the Company issued 125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

4.	In October 2024, the Company borrowed $250,000 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC bank were also increased by an additional $1,093,881.

5.	In December 2024, the Company borrowed $2,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

6.	In January 2025, the Company borrowed $20,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

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

In July and August 2022, AVRA and the management of Cardio Ventures Inc. (“CardioVentures) began discussions to explore potential merger synergies, leading to a formal agreement in November 2022 by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures (“Merger Agreement”). Cardio Ventures was primarily seeking a platform to raise funds in the U.S. to support operations of its subsidiary, SSI India. AVRA’s ability to attract funds from its high-net-worth investors became a focal point in these discussions, presenting a path for AVRA shareholders to also benefit from the merger. Consequently, as part of the merger strategy, AVRA raised funds through convertible notes (at the rate of 7% interest per annum), which were subsequently provided to Cardio Ventures via convertible notes issued by Cardio Ventures. Investors like Andrew Economos and Dr. Fred Moll, both existing AVRA shareholders, contributed to these notes, foreseeing significant commercial benefits and the potential for AVRA’s turnaround post-merger, despite AVRA’s status as an inactive company at the time. On April 14, 2023, we consummated the acquisition of by merger of CardioVentures, Inc., pursuant to the Merger Agreement.

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

The condensed consolidated financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. During the three months ended March 31, 2024, we have sold 5 systems, which have performed more than 230 procedures of various types involving varying degrees of complexities.

Results of Operations

Introduction

The following discussion should be read in conjunction with our condensed consolidated financial statement and Notes thereto. This section of the Report generally discusses 2024 and 2023 items and quarter-to- quarter comparisons between 2024 and 2023.

The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected balance sheet data for our Company as of March 31, 2024, and December 31, 2023:

Balance Sheet Data

	As of March 31,	As of December 31,
	2024	2023
	(As Restated)
Cash	948,119	2,022,276
Restricted cash*	5,947,461	5,065,569

Total Assets	35,201,583	31,515,994
Total Liabilities
	18,452,813	11,797,916
Total liabilities and stockholders' equity	35,201,583	31,515,994

*	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. Subsequent to March 2024, the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities

		For the Three months ended
S. No.	Particulars	March 31, 2024	March 31, 2023
		(As restated)	(As restated)
1	Total Revenue	3,637,693	370,120
2	Cost of revenue	(2,909,511)	(292,173)
3	Gross profit	728,182	77,947
4	Research & development expense	527,991	242,127
5	Stock compensation expense	7,108,750	-
6	Depreciation and amortization expense	80,101	32,591
7	Selling, general and administrative expense	2,843,659	873,858
8	Loss from operations	(9,832,319)	(1,070,629)
9	Other income (expenses)	(9,434)	(242,387)
10	Income tax expense	-	-
11	Net loss	(9,841,753)	(1,313,016)

Three months ended March 31, 2024, as compared to three months ended March 31, 2023

Total Revenue. We had revenues of $3,637,693 (comprising $3,494,759 of system sales, $118,515 of instrument sales, $9,407 of warranty sales and $15,012 of lease income), for the three months ended March 31, 2024, compared to $370,120 (comprising $355,414 of system sales, $14,706 of instrument sales) for the three months ended March 31, 2023. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments during the three months ended March 31, 2024 as compared to three months ended March 31, 2023.

Research and development expense. Research and development expenses were $527,991 during the three months ended March 31, 2024 and $242,127 for the three months ended March 31, 2023. Research and development expense primarily consists of salaries paid to engineers, amounting to $191,487 and $209,991 for the period ended March 31, 2024 and 2023, respectively. The increase in the Research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $7,108,750 and $nil for three months ended March 31, 2024 and March 31, 2023, respectively. The substantial increase in the stock compensation expense for three months ended March 31, 2024 is primarily the result of additional stock options granted to executive officer of the Company in February 2024 under Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $80,101 for three months ended March 31, 2024, as compared to $32,591 for the period ended March 31, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $2,843,659 in general and administrative expenses during the three months ended March 31, 2024 as compared to $873,858 for the three months ended March 31, 2023, respectively.

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

The increase in SG&A expense resulted from the increased scale of commercial operations for three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other income/expenses. We incurred other expenses of $9,434 for the three months ended March 31, 2024 as compared to $242,387 of other expenses for three months ended March 31, 2023. The reduction in interest expense from March 31, 2023 to March 31, 2024 resulted from an increase in interest income on fixed deposits with HDFC bank in India.

Net Loss. We incurred a net loss of $9,841,753 for three months ended March 31, 2024, as compared to a net loss of $1,313,016 for the three months ended March 31, 2023. The increase in net loss from March 31, 2023 to March 31, 2024 is primarily the result of the increase in general and administrative expenses of $1,969,801 and stock compensation expense of $7,108,750 on account of stock awards and options granted to the employees and executive officers of the Company respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

Between February 1, 2024, and February 14, 2024, the Company raised $2,450,000 million through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from three other investors to finance its ongoing working capital requirements.

These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company has raised $2,000,000 from Sushruta Pvt Ltd. by issuance of two, One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital needs.

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

		For the Three months ended
S. No.	Particulars	March 31, 2024	March 31, 2023
	Net cash provided by operating activities:
1	Net loss	(9,841,753)	(1,313,016)
2	Non-cash adjustments	7,598,648	280,646
3	Change in operating assets and liabilities	994,067	(1,452,352)
4	Net cash used in operating activities	(1,249,038)	(2,484,722)
5	Net cash used in investing activities	(1,550,135)	(71,881)
6	Net cash provided by financing activities	2,638,259	2,616,260
7	Net change in cash	(160,914)	59,657
8	Effect of exchange rate on cash	(31,531)	(103,131)
9	Cash at beginning of year	7,087,845	274,625
10	Cash at end of year	6,895,580	231,151

Cash Flows from Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $1,249,038 resulting from our net loss of $9,841,753 partially offset by non-cash charges of $7,598,648 primarily driven by credit loss reserve, depreciation charges and stock compensation expense. We had cash provided by our operating assets and liabilities of $994,067 primarily driven by increases in inventory, accounts payable and prepaid expenses.

During the three months ended March 31, 2023, net cash used in operating activities was $2,484,722, resulting from our net loss of $1,313,016, partially offset by non-cash expenses of $280,646. In 2023, we had cash used in our operating assets and liabilities of $1,452,352 primarily due to increases in accounts payable, inventory and prepaid expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, we had net cash used in investing activities of $1,550,135 in purchase of property and equipment.

During the three months ended March 31, 2023, we had net cash used in investing activities of $71,881 in purchase of property and equipment.

Cash Flows from Financing Activities

During the three-months ended March 31, 2024, we had net cash, provided by financing activities of $2,638,259, which comprised of $188,259 in proceeds from our bank overdraft facility (net), $2,450,000 in proceeds from issuance of the convertible notes to our principal shareholder and other investors as set forth above.

During the three months ended March 31, 2023, we had net cash used provided by financing activities of $2,616,260, which comprised of $740,358 in proceeds from our bank overdraft facility (net), $2,000,000 in proceeds from issuance of convertible notes to principal shareholder. There was a decrease of $124,098 on account of repayment of term loans.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: February 19, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)