Form 10-Q/A
period 2024-06-30
SS Innovations International, Inc.
filed 2025-03-10
CIK 1676163

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

There were 187,744,623 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of March 7, 2025.

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

Given the circumstances giving rise to Borgers’ dismissal, the Company asked BDO to re-audit SSi’s consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024 (the “2023 Form 10-K”). Contemporaneously with the re-audit, the Company also undertook an internal review of certain accounting policies and internal controls and procedures. In addition to the foregoing, because of the change in auditors and the time required to perform the reaudit, the Company filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, without the required review procedures specified by the Public Company Accounting Oversight Board for a review of interim financial information as described in AS 4105, “Reviews of Interim Financial Information” (the “Required Review”).

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

Thereafter, the board of directors of the Company, after discussion with management of the discovered material errors, concluded that the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 and interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2023, September 30, 2023 and March 31, 2024, should no longer be relied upon due to the reasons stated above. SSi reported the foregoing in a Current Report on Form 8-K, filed with the SEC. The Company has therefore amended the Subject Forms 10-Q for the quarters ended June 30, 2023, September 30, 2023 and March 31, 2024 to give effect to the restatements arising from the reaudit.

This Form 10-Q/A Amendment No. 1 to Form-10-Q (this “Amendment” or this “Report”) restates the Company’s previously issued interim unaudited condensed consolidated financial statements and related footnote disclosures for the quarter ended June 30, 2024 , included in the Subject Form 10-Q for that quarter. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements for Correction of Errors” to the interim unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Amendment. In addition, this Amendment has undergone the Required Review.

In connection with the restatement, management re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2024. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of June 30, 2024, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 4. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends the following Items of our Form 10-Q for the quarter ended June 30, 2024: “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 4. Controls and Procedures” in Part I and “Item 1. Legal Proceedings” in Part II.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1

Condensed Consolidated Statements of Operations and comprehensive loss for the six months and three months ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	2

Condensed Consolidated Statement of change in equity for the six months ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 2. Exhibits	46

SIGNATURES	47

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	Notes	June 30, 2024 (As restated)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	6	608,215	2,022,276
Restricted cash	6	5,620,153	5,029,650
Accounts receivable, net	5	4,280,188	1,901,244
Receivable from related party	14	1,286,980	1,567,559
Inventory, net		7,217,663	7,017,913
Prepaids and other current assets	7	4,255,897	3,890,017
Total Current Assets		23,269,096	21,428,659

Non-Current Assets:
Property, plant, and equipment, net	3	2,774,967	706,405
Right of use asset	15	2,448,965	2,657,554
Accounts receivable, net	5	3,046,783	2,365,013
Restricted cash	6	327,034	35,919
Prepaids and other non current assets	7	3,800,258	4,322,444

Total Non-Current Assets		12,398,007	10,087,335
Total Assets		35,667,103	31,515,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft facility	10	6,861,536	6,018,926
Notes payable	9	4,450,000	-
Current maturities of long-term debt	11	533,854	510,189
Current portion of operating lease liabilities	15	428,713	396,784
Accounts payable	8	1,126,373	901,552
Deferred revenue	12	395,565	156,330
Other accrued liabilities	8	1,181,912	489,939

Total Current Liabilities		14,977,953	8,473,720

Non- Current Liabilities
Operating lease liabilities, less current portion	15	2,125,946	2,351,113
Deferred revenue	12	3,732,399	939,150
Other accrued liabilities	8	58,391	33,933

Total Non-Current Liabilities		5,916,736	3,324,196
Total Liabilities		20,894,689	11,797,916

Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,739,380 shares and 170,711,880 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	13	17,075	17,072
Accumulated other comprehensive income (loss)	13	(279,138)	(195,499)
Common stock to be issued, 12,500 shares	13	-	50,000
Additional paid in capital	13	52,628,232	43,457,937
Capital reserve		899,917	899,917
Accumulated deficit		(38,493,673)	(24,511,350)

Total stockholders’ equity		14,772,414	19,718,078
Total liabilities and stockholders’ equity		35,667,103	31,515,994

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three months ended
	Notes	June 30, 2024 (As restated)	June 30, 2023
REVENUES
System sales	12	4,258,198	1,424,783
Instruments sale	12	204,121	467,030
Warranty sale	12	28,795	-
Lease income	12	18,012	-
Total revenue		4,509,126	1,891,813
Cost of revenue		(3,071,340)	(1,124,116)

GROSS PROFIT		1,437,786	767,697

OPERATING EXPENSES:
Research & development expense		759,004	246,426
Stock compensation expense	19	2,443,792	8,150
Depreciation and amortization expense	3	90,476	34,466
Selling, general and administrative expense		2,244,703	5,669,790
TOTAL OPERATING EXPENSES		5,537,975	5,958,832

Loss from operations		(4,100,189)	(5,191,135)

OTHER INCOME (EXPENSE):
Interest Expense		(242,577)	(365,205)
Interest and other income, net		202,196	31,852
TOTAL OTHER EXPENSE, NET		(40,381)	(333,353)

LOSS BEFORE INCOME TAXES		(4,140,570)	(5,524,488)
Income tax expense		-	-
NET LOSS		(4,140,570)	(5,524,488)

Net loss per share - basic and diluted	2(p)	(0.02)	(0.04)
Weighted average- basic shares	2(p)	170,739,380	143,599,382
Weighted average- diluted shares	2(p)	181,843,313	143,736,382

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		(4,140,570)	(5,524,488)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(16,131)	(20,890)
Retirement benefit (net of tax)		3,299	1,246
TOTAL COMPREHENSIVE LOSS		(4,153,402)	(5,544,132)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Six months ended
	Notes	June 30, 2024 (As restated)	June 30, 2023
REVENUES
System sales	12	7,752,957	1,780,197
Instruments sale	12	322,636	481,736
Warranty sale	12	38,202	-
Lease income	12	33,024	-
Total revenue		8,146,819	2,261,933
Cost of revenue		(5,980,851)	(1,416,289)

GROSS PROFIT		2,165,968	845,644

OPERATING EXPENSES:
Research & development expense		1,286,995	488,553
Stock compensation expense	19	9,552,542	8,150
Depreciation and amortization expense	3	170,577	67,057
Selling, general and administrative expense		5,088,362	6,543,648
TOTAL OPERATING EXPENSES		16,098,476	7,107,408

Loss from operations		(13,932,508)	(6,261,764)

OTHER INCOME (EXPENSE):
Interest Expense		(432,665)	(621,875)
Interest and other income, net		382,850	46,135
TOTAL OTHER EXPENSE, NET		(49,815)	(575,740)

LOSS BEFORE INCOME TAXES		(13,982,323)	(6,837,504)
Income tax expense		-	-
NET LOSS		(13,982,323)	(6,837,504)

Net loss per share - basic and diluted	2(p)	(0.08)	(0.05)
Weighted average- basic shares	2(p)	170,734,435	135,965,966
Weighted average- diluted shares	2(p)	181,726,502	136,102,966

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		(13,982,323)	(6,837,504)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(95,445)	(69,513)
Retirement benefit (net of tax)		11,806	5,546
TOTAL COMPREHENSIVE LOSS		(14,065,962)	(6,901,471)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND JUNE 30, 2023

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity

Balance as at December 31, 2023		5,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	-	-	-	-	-	-	6,842,002	-	-	-	6,842,002
Common stock issued against exercise of warrants		-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services		-	-	15,000	2	-	-	101,249	-	-	-	101,250
Net loss		-	-	-	-	-	-	-	(9,841,753)	-	(70,807)	(9,912,560)

Balance as at March 31, 2024		5,000	1	170,739,380	17,075	-	-	50,451,187	(34,353,103)	899,917	(266,306)	16,748,770

Stock compensation	19	-	-	-	-	-	-	2,177,045	-	-	-	2,177,045
Common stock issued against exercise of warrants		-	-	-	-	-	-	-	-	-	-	-
Stock issued for services		-	-	-	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	-	-	(4,140,570)	-	(12,832)	(4,153,402)

Balance as at June 30, 2024		5,000	1	170,739,380	17,075	-	-	52,628,232	(38,493,673)	899,917	(279,138)	14,772,414

Balance as at December 31, 2022		-	-	128,161,013	12,817	-	-	(12,812)	(3,633,058)	899,917	54,599	(2,678,537)

Net loss		-	-	-	-	-	-	-	(1,313,016)	-	(44,322)	(1,357,338)

Balance as at March 31, 2023		-	-	128,161,013	12,817	-	-	(12,812)	(4,946,074)	899,917	10,277	(4,035,875)

Preferred stock issued		5,000	1	-	-	-	-	(1)	-	-	-	-
Reverse recapitalization		-	-	6,545,531	655	-	-	(655)	-	-	-	-
Conversion of notes payable to equity		-	-	7,647,871	765	-	-	6,137,773	-	-	-	6,138,538
Stock issued for services		-	-	3,818,028	382	-	-	4,463,417	-	-	-	4,463,799
Stock compensation expense	19	-	-	-	-	-	-	8,150	-	-	-	8,150
Shares to be issued for services		-	-	-	-	-	-	85,616	-	-	-	85,616
Net loss		-	-	-	-	-	-		(5,524,488)	-	(19,644)	(5,544,132)

Balance as at June 30, 2023		5,000	1	146,172,443	14,619	-	-	10,681,488	(10,470,562)	899,917	(9,367)	1,116,096

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Month ended
	June 30, 2024 (As restated)	June 30, 2023
Cash flows from operating activities:
Net loss	(13,982,323)	(6,837,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,577	67,057
Operating lease liability	15,331	13,777
Interest expense (net)	49,815	575,740
Credit loss reserve	573,048	-
Shares issued to investors and advisors	-	4,463,799
Stock compensation expense	9,552,542	8,150

Changes in operating assets and liabilities:
Accounts receivable, net	(3,475,878)	(1,040,193)
Inventory, net	(199,750)	(3,061,647)
Receivables from / payable to related parties	280,579	226,228
Deferred revenue	3,032,484	342,706
Prepaids and other current assets	(488,235)	(962,286)
Accounts payable	224,821	560,346
Prepaids and other non current assets	(6,180)	(73,700)
Other accrued liabilities	558,683	341,021
Net cash used in operating activities	(3,694,486)	(5,376,506)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,239,139)	(105,536)
Net cash used in investing activities	(2,239,139)	(105,536)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	842,610	1,677,577
Proceeds from issuance of convertible notes to principal shareholder	3,000,000	1,225,000
Proceeds from issuance of convertible notes to other investors	1,450,000	3,000,000
Repayment of term loan	-	(142,895)
Net cash provided by financing activities	5,292,610	5,759,682

Net change in cash	(641,015)	277,640
Effect of exchange rate on cash	108,572	(25,326)
Cash and cash equivalents at the beginning of the period	7,087,845	274,625
Cash and cash equivalents at end of the period	6,555,402	526,939

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

Organization

SS Innovations International, Inc. (the “Company” or “SSII”) was incorporated as AVRA Surgical Microsystems, Inc. in the State of Florida on February 4, 2015. Effective November 5, 2015, the Company’s corporate name was changed to Avra Medical Robotics, Inc. (“AVRA”).

On April 14, 2023, a wholly owned subsidiary of the Company, AVRA-SSI Merger Corporation (“Merger Sub”) merged with CardioVentures, Inc., a Delaware corporation (“CardioVentures”), the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company engaged in the business of developing innovative surgical robotic technologies. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The financial statements, financial information, share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give actual effect to the reverse stock split.

The Transaction (Note 4) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, AVRA was treated as the “acquired” company (the “Accounting Acquiree”) and Cardio Ventures Inc., the accounting acquirer, was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022, CardioVentures has been considered the ultimate holding company. Prior to October 18, 2022, Cardio Ventures Pvt Ltd., Bahamas (Cardio Bahamas), was in existence and served as the ultimate holding company. On October 18, 2022, Cardio Ventures Inc. acquired controlling interest in Otto Pvt Ltd. from Cardio Bahamas, making Cardio Ventures Inc. the ultimate holding company.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2024, and the interim condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the six months and three months and cash flows for the six months ended June 30, 2024 and June 30, 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of June 30, 2024 and our results of operations for the six months and three months and cash flows for the six months ended June 30, 2024 and June 30, 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the six months and three months are also unaudited. The interim condensed consolidated results of operations for the six months and three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K/A as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on December 6, 2024.

The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying condensed financial statements have been prepared on a consolidated basis and reflect the condensed consolidated financial statements of SS Innovations International, Inc. and all of its subsidiaries (the “Group”).

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing condensed consolidated financial statements.

Accounting policies of the respective individual subsidiaries are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under GAAP.

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying condensed consolidated balance sheet as at June 30, 2024 as well as the condensed consolidated statement of operations and comprehensive loss and the condensed consolidated statements of cash flows for the quarter and three-months ended June 30, 2024, and June 30, 2023, respectively, as previously reported in its Form 10-Q, to reflect the correction of errors arising out of:

i.	Functional / other reclassification

ii.	Errors / Adjustments

Restatement in June 2024

Summary of restatements made in condensed consolidated balance sheet, as at June 30, 2024, is as follows:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
ASSETS
Current Assets:
Cash and cash equivalents	1,454,675	608,215	(846,460)	(846,460)	-
Restricted cash	5,619,490	5,620,153	663	-	663
Accounts receivable, net	4,603,800	4,280,188	(323,612)	2,219,125	(2,542,737)
Receivable from related party	-	1,286,980	1,286,980	1,297,410	(10,430)
Inventory, net	6,443,067	7,217,663	774,596	-	774,596
Prepaids and other current assets	4,501,398	4,255,897	(245,501)	-	(245,501)
Total Current Assets	22,622,430	23,269,096	646,666	2,670,075	(2,023,409)
Non- Current Assets:
Property, plant, and equipment, net	2,023,645	2,774,967	751,322	-	751,322
Right of use asset	2,448,918	2,448,965	47	-	47
Accounts receivable, net	5,265,908	3,046,783	(2,219,125)	(2,219,125)	-
Restricted cash	327,012	327,034	22	-	22
Receivable from related party	1,297,410	-	(1,297,410)	(1,297,410)	-
Prepaids and other non current assets	4,332,081	3,800,258	(531,823)		(531,823)
Total Non-Current Assets	15,694,975	12,398,007	(3,296,968)	(3,516,535)	219,567
Total Assets	38,317,405	35,667,103	(2,650,302)	(846,460)	(1,803,842)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft facility	7,707,534	6,861,536	(845,998)	(846,460)	463
Notes payable	4,450,000	4,450,000	-	-	-
Current maturities of long-term debt	-	533,854	533,854	510,189	23,665
Current portion of operating lease liabilities	428,705	428,713	8	-	8
Accounts payable	1,295,003	1,126,373	(168,630)	-	(168,630)
Deferred revenue	-	395,565	395,565	395,565	-
Other accrued liabilities	3,844,064	1,181,912	(2,662,152)	(2,335,601)	(326,551)
Total Current Liabilities	17,725,305	14,977,953	(2,747,352)	(2,276,307)	(471,045)
Non-Current Liabilities:
Operating lease liabilities, less current portion	2,125,906	2,125,946	40	-	40
Deferred revenue	-	3,732,399	3,732,399	2,879,186	853,213
Other accrued liabilities	939,150	58,391	(880,759)	(905,217)	24,458
Long-term borrowings, less current portion	544,122	-	(544,122)	(544,122)	-
Total Non-Current Liabilities	3,609,178	5,916,736	2,307,558	1,429,847	877,711
Total Liabilities	21,334,483	20,894,689	(439,794)	(846,460)	406,666

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; authorized 5,000,000 shares of Series A Non-Convertible Preferred Stock, 5,000 shares and nil shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1	-	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,739,380 shares and 170,711,880 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	17,073	17,075	2	-	2
Accumulated other comprehensive income (loss)	(378,165)	(279,138)	99,027	-	99,027
Additional paid in capital	48,455,054	52,628,232	4,173,178	-	4,173,178
Capital reserve	899,917	899,917	-	-	-
Accumulated deficit	(32,010,958)	(38,493,673)	(6,482,715)		(6,482,715)
Total stockholders’ equity	16,982,922	14,772,414	(2,210,508)	-	(2,210,508)
Total liabilities and stockholders’ equity	38,317,405	35,667,103	(2,650,302)	(846,460)	(1,803,842)

Condensed consolidated statement of operations and comprehensive loss for the six-months ended June 30, 2024:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
REVENUE:
System sales	11,312,947	7,752,957	(3,559,990)	(27,725)	(3,532,266)
Instruments sale	266,785	322,636	55,851	27,725	28,126
Warranty sale	37,278	38,202	924	-	924
Lease income	-	33,024	33,024	-	33,024
Total revenue	11,617,011	8,146,819	(3,470,192)	-	(3,470,192)

Cost of revenue	(7,499,849)	(5,980,851)	1,518,998	(389,932)	1,908,930
GROSS PROFIT	4,117,163	2,165,968	(1,951,195)	(389,932)	(1,561,263)

OPERATING EXPENSES:
Research & development expense	426,118	1,286,995	860,877	830,919	29,958
Stock compensation expense	-	9,552,542	9,552,542	3,248,916	6,303,626
Salaries & Payroll Expenses	-	-	-	-	-
Depreciation and amortization expense	-	170,577	170,577	169,919	658
Selling, general and administrative expense	9,102,278	5,088,362	(4,013,916)	(4,436,679)	422,763
TOTAL OPERATING EXPENSES	9,528,396	16,098,476	6,570,080	(186,925)	6,757,005
Loss from operations	(5,411,234)	(13,932,508)	(8,521,275)	(203,007)	(8,318,267)

OTHER INCOME (EXPENSE):
Interest expense	(399,004)	(432,665)	(33,662)	-	(33,662)
Interest and other income, net	230,542	382,850	152,308	-	152,308
TOTAL OTHER INCOME (EXPENSE), NET	(168,462)	(49,815)	118,647	-	118,647
LOSS BEFORE INCOME TAXES	(5,579,695)	(13,982,323)	(8,402,628)	(203,007)	(8,199,621)

Income tax expense	-	-	-	-	-
NET LOSS	(5,579,695)	(13,982,323)	(8,402,628)	(203,007)	(8,199,621)

Consolidated statements of other comprehensive loss

NET LOSS	(5,579,695)	(13,982,323)	(8,402,628)	(203,007)	(8,199,621)
Foreign currency translation loss	(4,078)	(95,445)	(91,367)	-	(91,367)
Retirement benefit (net of tax)	-	11,806	11,806	-	11,806
TOTAL COMPREHENSIVE LOSS	(5,583,773)	(14,065,962)	(8,482,189)	(203,007)	(8,279,182)

Condensed consolidated statement of operations and comprehensive loss for the three-months ended June 30, 2024:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
REVENUE:
System sales	4,175,755	4,258,198	82,443	(22,033)	104,476
Instruments sale	182,088	204,121	22,033	22,033	-
Warranty sale	28,207	28,795	588	-	588
Lease income	-	18,012	18,012	-	18,012
Total revenue	4,386,050	4,509,126	123,076	-	123,076

Cost of revenue	(3,345,560)	(3,071,340)	274,220	1,930	272,290
GROSS PROFIT	1,040,491	1,437,786	397,296	1,930	395,366

OPERATING EXPENSES:
Research & development expense	30,068	759,004	728,937	698,979	29,958
Stock compensation expense	-	2,443,792	2,443,792	1,311,714	1,132,078
Depreciation and amortization expense	-	90,476	90,476	90,476	-
Selling, general and administrative expense	3,777,479	2,244,703	(1,532,776)	(1,776,275)	243,499
TOTAL OPERATING EXPENSES	3,807,546	5,537,975	1,730,429	324,894	1,405,535

Loss from operations	(2,767,056)	(4,100,189)	(1,333,134)	(322,965)	(1,010,169)

OTHER INCOME (EXPENSE):
Interest expense	(229,521)	(242,577)	(13,057)	-	(13,057)
Interest and other income, net	64,742	202,196	137,454	-	137,454
TOTAL OTHER INCOME (EXPENSE), NET	(164,779)	(40,381)	124,398	-	124,398
LOSS BEFORE INCOME TAXES	(2,931,834)	(4,140,570)	(1,208,736)	(322,965)	(885,772)

Income tax expense	-	-	-	-	-
NET LOSS	(2,931,834)	(4,140,570)	(1,208,736)	(322,965)	(885,772)

Consolidated statements of other comprehensive loss

NET LOSS	(2,931,834)	(4,140,570)	(1,208,736)	(322,965)	(885,772)
Foreign currency translation loss	(1,689)	(16,131)	(14,442)	-	(14,442)
Retirement benefit (net of tax)	-	3,299	3,299	-	3,299
TOTAL COMPREHENSIVE LOSS	(2,933,523)	(4,153,402)	(1,219,879)	(322,965)	(896,915)

Condensed consolidated statement of cashflows for the six-months ended June 30, 2024:

Particular	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
Cash flows from operating activities:
Net loss	(5,579,695)	(13,982,323)	(8,402,628)	(203,007)	(8,199,621)
Adjustments to reconcile net loss to net cash used in operating activities:				-	-
Depreciation and amortization	379,608	170,577	(209,031)	169,919	(378,950)
Operating lease liability	149,215	15,331	(133,884)	-	(133,884)
Stock compensation expense	3,248,916	9,552,542	6,303,626	-	6,303,626
Interest expense (net)	-	49,815	49,815	-	49,815
Credit loss reserve	-	573,048	573,048	-	573,048
Changes in operating assets and liabilities:				-	-
Accounts receivable, net	(2,702,556)	(3,475,878)	(773,322)	2,219,125	(2,992,447)
Inventory, net	4,064	(199,750)	(203,814)	-	(203,814)
Receivables from / payable to related parties		280,579	280,579	270,149	10,430
Deffered revenue		3,032,484	3,032,484	-	3,032,484
Prepaids and other current assets	(902,474)	(488,235)	414,239	-	414,239
Accounts payable	3,660,476	224,821	(3,435,655)	-	(3,435,655)
Prepaids and other non current assets	(9,637)	(6,180)	3,457	-	3,457
Other accrued liabilities		558,683	558,683	-	558,683
Lease payments	(342,501)	-	342,501	-	342,501
Net cash used in operating activities	(2,094,584)	(3,694,486)	(1,599,902)	2,456,186	(4,056,088)

Cash flows from investing activities:

Accounts receivable, net	(2,900,895)	-	2,900,895	2,900,895	-
Purchase of property, plant and equipment	(1,488,212)	(2,239,139)	(750,927)	-	(750,927)
Receivables from / payable to related parties	270,149	-	(270,149)	(270,149)	-
Net cash used in investing activities	(4,118,959)	(2,239,139)	1,879,819	2,630,746	(750,927)

Cash flows from financing activities:

Proceeds from issuance of convertible notes to other investors	1,450,000	1,450,000	-	-	-
Proceeds from issuance of convertible notes to principal shareholder	3,000,000	3,000,000	-	-	-
Proceeds from bank overdraft facility (net)	1,688,608	842,610	(845,998)	-	(845,998)
Proceeds from securities offering	101,252	-	(101,252)	-	(101,252)
Net cash provided by financing activities	6,239,860	5,292,610	(947,250)	-	(947,250)

Net change in cash	26,318	(641,015)	(667,333)	5,086,932	(5,754,265)
Effect of exchange rate on cash	(4,080)	108,572	112,652	-	-
Cash and cash equivalents at the beginning of the period	7,051,927	7,087,845	35,918	-	-
Cash and cash equivalents at end of the period	7,074,165	6,555,402	(518,763)	5,086,932	(5,754,265)

(1) Functional / Other reclassifications

In 2024, the Company conducted an in-depth review of its functional expense classification and other reclassifications resulting in more appropriate allocation of costs based on their specific business functions. The following adjustments have been implemented:

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

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in condensed consolidated balance sheet and condensed consolidated statement of cash flows

We noted that there are reclassifications required in the condensed consolidated balance sheet and condensed consolidated statement of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

Impact on restated condensed consolidated financial statements for the period ended June 30, 2024

(A) Impact on restated Condensed Consolidated Balance Sheet

Reclassifications were of below nature:

1.	Cash & cash equivalents: The company identified that previously cash & cash equivalents includes bank overdraft balance of $ 846,460 which are now correctly reclassified to bank overdraft facility.

2.	Accounts receivable of $2,219,215 are reclassified from non-current to current based on their due date of collection as per contract with customers.

3.	Receivables from related party (net) of $1,297,410 reclassified from non-current to current based on their due date of collection.

4.	Other accrued liabilities: Deferred revenue was previously recorded under other accrued liability (current) amounting to $2,335,601 and other accrued liability (non-current) amounting to $ 939,150. This has now been classified separately as defer revenue current amounting to $ 395,565 and non-current amounting to $2,879,186.

5.	Long term borrowings: As at June 30, 2024, long term borrowings amounting to $510,189 are now reclassified to current maturities of long-term debt. Additionally, actuarial liability amounting $33,933 which were previously classified under long term borrowing (non-current) has now been reclassified to other accrued liabilities (non-current).

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the six months ended June 30, 2024.

(B) Reclassifications Condensed Consolidated Statement of Operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

Operating expenses are now reclassified functionally, encompassing Selling, general and administrative expense, research and development expense and stock compensation expense. This reclassification has resulted in increase in the Cost of revenue by $389,932, Research and development expense by $830,919, Stock compensation expense by $3,248,916, Depreciation and amortization expense by $169,919 and a decrease in Selling, general and administrative expense by $4,436,679 for the six months ended June 30, 2024. Similarly, this reclassification has resulted in decrease in the Cost of revenue by $1,930, Research and development expense by $698,979, Stock compensation expense by $1,311,714, Depreciation and amortization expense by $90,476 and a decrease in Selling, general and administrative expense by $1,776,275 for the three months ended June 30, 2024.

(ii)	Other reclassifications

Sales of instruments amounting to $ 27,725 and $22,033 for the six months and three months period ended June 30, 2024 respectively, was previously recorded under System sales and has now been correctly classified to Instrument sales.

2. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are major error corrections made in condensed consolidated financial statements for the period ended June 30, 2024:

(i)	Errors relating to sales cut-off: The Company identified that sale of systems amounting to $2,542,737 were recorded in previously filed financial statements as System sales that were not related to current period. Correspondingly, a reversal entry was made in current period resulting in decrease of accounts receivable and System sale.

(ii)	Deferred Revenue: The Company identified that sale of system amounting to $887,237 and $104,476 for six months and three months period ended June 30, 2024 respectively, were recorded in previously filed financial statements which relates to unsatisfied performance obligations. Accordingly, the same was rectified in current period that results in increase of deferred revenue and decrease in System sales.

(iii)	Lease income: Lease payments relating to the fixed payments arising out of the systems installed on Pay per use basis was recorded as lease income amounting to $33,024 and $18,012 for six months and three months period ended June 30, 2024 respectively.

(iv)	Incorrect recognition of prepaid and other current asset: The Company identified that recovery of security deposits/advances amounting to $316,947 is doubtful and hence a credit loss reserve for the same was created. This was not accounted for in the previously filled financial statements. Additionally, prepaid assets amounting to $ 47,804 were expensed off as services were already availed. Further the Company accrued interest on fixed deposits amounting to $ 119,250 which was not recorded in the previously filed financial statements. As a result of these adjustments, prepaid and other current assets decreased by $245,501.

(v)

Incorrect capitalization of PPE: The Company identified that it has leased one system on “pay per use basis” to a customer and one system was used for “demo”. However, in the previous financial statements these systems were classified as inventory, which are now capitalized in property, plant and equipment and depreciation is recomputed accordingly. As a result of this adjustment property, plant and equipment was increased by $540,040 (net of depreciation) as at June 30, 2024.

Incorrect useful life of PPE: The Company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset life were corrected, and depreciation was recalculated accordingly. As a result of this adjustment property, plant, and equipment was increased by $211,282 for the six months ended June 30, 2024.

(vi)	The Company identified that the inventory was previously recorded at incorrect valuation. As a result of this adjustment, inventory is increased by $774,596 (net off amount capitalized in property, plant and equipment relating to system leased on “pay per use basis” to a customer and one system was used for “demo” amounting to $542,040 as at June 30, 2024. Consequent to this adjustment, cost of revenue has decreased by $1,908,930 and $272,290 for six months and three months period ended June 30, 2024 respectively.

(vii)	Incorrect accrual of expenses: The company has identified some payable balances which was previously recorded incorrectly in books of accounts, as a result amount of $326,551 and $168,830 was reduced from other accrued liability and accounts payable respectively.

(viii)	Discounting of Security deposits: The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(ix)	Stock compensation expenses: The Company had issued stocks to advisors upfront for services to be received in the future. However the Company had recorded complete expense upfront in the previously filed financial statements. This was corrected by reversing the stock compensation expense and recording prepaid and non current assets amounting to $533,495. Further, the stock compensation expense was incorrectly recorded and requires correction in grant date fair value. Consequently, an amount of $6,837,121 and $1,665,573 has additionally recognized in condensed consolidated statements of operations and comprehensive loss for six months and three months ended June 30, 2024 respectively.

(x)

The Company identified that certain traveling and lodging expenses amounting to $10,430 were not recorded as business expense of the Company, and this has now been correctly recorded and corresponding receivables from related party (Dr. Sudhir Prem Srivastava) have been decreased.

(xi)

Unrecognized Gratuity provision: The Company identified that the expense and provision for gratuity were not recorded for the period ended June 30, 2024. These were subsequently recorded for the in the current period, with balances reconciled against the actuarial report. Accordingly, gratuity liability is recorded in other accrued liabilities (non-current) by $24,458.

(xii)	Unrecognized Research & development expenses: The Company identified that there are certain expenses relating to research and development expense which was not recorded in the previously filed financial statements amounting to $29,958 for six and three months ended June 30, 2024 and this has now been recognized.

(xiii)	Unrecognized Interest expense: The Company identified that interest expense relating to unwinding of interest on Letter of Credit availed on recourse basis was not recorded in the previously filed financial statements amounting to $23,665 and $13,057 for six and three months ended June 30, 2024 and this has now been recognized.

(xiv)	Foreign currency translation loss amounting to $91,367 and $14,442 for the six months and three months for the period ended June 30, 2024 are primarily due to translation difference in foreign exchange on account of errors / adjustments as mentioned above.

Differential impact of above adjustments has been corrected in the condensed consolidated statement of cash flows for the six months ended June 30, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $8,291,143 and an accumulated deficit of $38,493,673 as of June 30, 2024. The Company also had a net loss of $13,982,323 for the six months ended June 30, 2024 and $4,140,570 for the three months ended June 30, 2024 which was mainly on account of non-cash items like Stock Compensation expense of $9,552,542 for six months and $2,443,792 for three months, Depreciation of $170,577 for six months and $90,476 for three months. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Between February 1, 2024 and February 14, 2024, the Company raised $2,450,000 through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from three other investors to finance its ongoing working capital requirements.

These notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company has further raised $2,000,000 from its affiliate by issuance of two One-Year 7% Promissory Notes of $ 1,000,000 each, to meet certain working capital needs.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2024, and December 31, 2023 amounted to $255,536 and $nil respectively.

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

The relevant translation rates are as follows: for the six months ended June 30, 2024 closing rate at 83.35 US$: INR, average rate at 83.27 US$:INR.

The relevant translation rates are as follows: for the six months ended June 30, 2023 closing rate at 82.07 US$: INR, average rate at 82.37 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2023 closing rate at 83.19 US$: INR, average rate at 82.96 US$:INR

g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of June 30, 2024 and December 31, 2023 the Company valued the inventory at $7,217,663 and $7,017,913 respectively.

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

iv. Lease Income:

Under ASC 842, in case where the systems are installed under a pay-per-use arrangement, the fixed component of income arising from the contract shall be recognized as lease income over the lease term on a straight-line basis. Further this arrangement doesn’t involves any transfer of title to the counterparty, hence the Company has capitalized the cost of production relating to those systems under property, plant and equipment and accordingly charges the depreciation over its period of useful life.

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful life of the assets. The estimated useful lives used in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
Research & Development equipment	5
Server & networking	3
Vehicles	5
Pay per use systems	10
Demo system	10

m)	Long-lived Assets

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

p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Six Months ended
	June 30, 2024 (As Restated)	June 30, 2023
Net Loss (a)	(13,982,323)	(6,837,504)
Basic weighted average common shares outstanding (b)	170,734,435	135,965,966
Dilutive effect of convertible note (1)	438,696	-
Dilutive effect of stock-based awards	10,553,371	137,000
Diluted weighted average common shares outstanding	181,726,502	136,102,966
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted (a)/(b)	(0.08)	(0.05)

	For the Three Months ended
	June 30, 2024 (As Restated)	June 30, 2023
Net Loss (a)	(4,140,570)	(5,524,488)
Basic weighted average common shares outstanding (b)	170,739,380	143,599,382
Dilutive effect of convertible note (1)	550,562	-
Dilutive effect of stock-based awards	10,553,371	137,000
Diluted weighted average common shares outstanding	181,843,313	143,736,382
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted (a)/(b)	(0.02)	(0.04)

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

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a condensed consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both June 30, 2024 and December 31, 2023 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

u)	Recent Accounting Pronouncements

On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023- 07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The effective date of ASU 2023-07 is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss. The Company does not expect any significant impact from the adoption of this standard.

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The effective date of ASU 2023-09 is for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not expect any significant impact from the adoption of this standard.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following: -

	June 30, 2024 (As restated)	December 31, 2023
Gross Amount
Computer & peripheral	261,585	180,009
Furniture	212,173	175,707
Leasehold improvement	200,686	154,651
Office equipment	136,361	103,371
Pay Per Use Systems	1,694,813	-
Plant and machinery	220,128	128,498
Research & Development equipment	-	90,434
Server & networking	34,098	21,999
Vehicles	183,216	183,577
Demo system	271,933	-
Accumulated depreciation	(440,026)	(331,841)
Total	2,774,967	706,405

Depreciation expenses for the six months ended June 30, 2024, and 2023 amounted to $170,577 and $67,057 respectively.

Depreciation expenses for the three months ended June 30, 2024, and 2023 amounted to $90,476 and $34,466 respectively.

Further 1 system has been installed for demonstration purposes which was initially recorded as inventory. Hence, from the date of installation it has been recorded under “Property, plant and equipment” in accordance with ASC 360.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (As restated)	December 31, 2023
Accounts receivable, net	4,280,188	1,901,244
Accounts receivable, net (non-current)	3,046,783	2,365,013
	7,326,971	4,266,257

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $3,046,783 may not be due and collectible in next one year and thus company classified these receivables as non- current.

Details of customers which accounted for 10% or more of total revenues during the six months and three months period ended June 30, 2024, and June 30, 2023 and 10% or more of total accounts receivables as at June 30, 2024, and December 31, 2023.

	Percentage of revenue For six months ended		Percentage of revenue For three months ended		Percentage of Accounts Receivables As at
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	December 31, 2023
Customer A	0%	-	0%	-	6%	10%
Customer B	0%	17%	0%	20%	5%	10%
Customer C	0%	19%	0%	22%	6%	12%
Customer D	1%	1%	1%	1%	8%	13%
Customer E	18%	-	-	-	-	-
Customer F	6%	-	11%	-	-	-
Customer G	6%	-	11%	-	-	-
Customer H	8%	-	14%	-	9%	-
Customer I	5%	-	10%	-	4%	-
Customer J	6%	-	11%	-	6%	-
Customer K	7%	-	12%	-	6%	-

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of June 30, 2024, and December 31, 2023.

		June 30, 2024	December 31,
		(As Restated)	2023
Cash and cash equivalents		608,215	2,022,276
Fixed deposit	Lien against overdraft facility	5,552,579	4,962,515
	Lien against letter of credit	24,565	24,041
	Lien against bank guarantee	43,009	43,094
Restricted cash (Current)		5,620,153	5,029,650
Fixed deposit	Lien against bank guarantee	310,381	19,233
	Lien against credit card facility	16,653	16,686
Restricted cash (Non- current)		327,034	35,919
Total cash, cash equivalents and restricted cash		6,555,402	7,087,845

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

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024 (As Restated)	December 31, 2023
Receivables from statutory authorities	1,852,166	1,904,859
Prepaid expense- stock compensation current	1,066,991	1,066,991
Security deposits	205,238	299,540
Other prepaid- current assets	1,131,502	618,627
Prepaid and other current assets	4,255,897	3,890,017

Prepaid expense- stock compensation non current	3,556,636	4,090,131
Security deposits	176,245	225,488
Other prepaid- non current assets	67,377	6,825
Prepaid and other non current assets	3,800,258	4,322,444

Total prepaid, current and non current assets	8,056,155	8,212,461

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024 (As restated)	December 31, 2023
Accounts payable	1,126,373	901,552
Payable to statutory authorities	4,974	35,149
Salary payable	492,651	310,789
Other accrued liabilities	684,287	144,001
Other accrued liabilities	1,181,912	489,939
Provision for Gratuity Long term	58,391	33,933
Other accrued liabilities- Non Current	58,391	33,933
Total accounts payable, accrued current and non current expenses	2,366,676	1,425,424

Accounts payable $1,126,373 as of June 30, 2024, reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $579,986 as of June 30, 2024, mainly include $333,348 advance from customers and expenses payable of $327,812.

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

In month of April 2024, the Company raised $2,000,000 from its affiliate by issuance of two One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of June 30, 2024, and December 31, 2023.

	June 30, 2024 (As Restated)	December 31, 2023
HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	(602,581)	4,756,389
HDFC Bank Ltd overdraft (OD2)	(243,944)	1,262,537
HDFC Bank working capital demand loan (1) - 8.65%	599,849	-
HDFC Bank working capital demand loan (2) - 9.07%	239,940	-
HDFC Bank working capital demand loan (3) - 9 23%	599,849	-
HDFC Bank working capital demand loan (4) - 9.11%	1,319,668	-
HDFC Bank working capital demand loan (5) - 8.50%	4,948,755	-
Bank overdraft	6,861,536	6,018,926

HDFC bank has sanctioned the facilities for the Company which include overdraft and working capital demand loan (WCDL). The facility of HDFC Bank overdraft (OD1) is availed on the basis of lien on the fixed deposits of $5,549,118 provided by the Company while (OD2) is secured by all the current assets, plant and machinery of the Company and additionally secured by personal security of Dr. Sudhir Srivastava for this facility. As of June 30, 2024 and December 31, 2023, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

During the current period, the Company has availed the facility of working capital demand loan (WCDL) against the conversion of Bank overdraft which is availed on basis of lien on the fixed deposits provided by the Company, all the current assets, plant and machinery of the Company and additionally on personal guarantee of Dr. Sudhir Srivastava for this facility as set forth above. This facility of WCDL carries a fixed interest rate (as mentioned above) and is repayable in the month of July, August and November 2024 amounting to $1,319,668, $5,548,604 and $839,789 respectively.

NOTE 11 – BORROWINGS

As part of our ongoing efforts to manage working capital and improve liquidity, we have arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our debtors, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It is classified as a short-term liability (including interest) for the year ended December 31, 2023, and for the period ended June 30, 2024.

	June 30, 2024 (As Restated)	December 31, 2023
Current maturities of long-term debt	533,854	510,189

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the six months and three months ended June 30, 2024, the company had sold fourteen and ten surgical robotic systems respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $159,376 and $41,136 as interest income on account of deferred financing component during the period ended June 30, 2024 and 2023 respectively.

	30 June 2024	December 31,
	(As restated)	2023
Deferred revenue- beginning of period	1,095,480	43,917
Additions	3,100,972	1,053,334
Net changes in liability for pre-existing contracts	4,196,452	1,097,251
Revenue recognized for warranty sales	38,202	1,771
Revenue recognized for instrument sales	30,286	-
Deferred revenue- end of period	4,127,964	1,095,480
Deferred revenue expected to be recognized in:
One year or less	395,565	156,330
More than one year	3,732,399	939,150
	4,127,964	1,095,480

For the six-months ended June 30, 2024, and 2023:

The following table disaggregates our revenue by major source:

	June 30, 2024	June 30,
	(As restated)	2023
System sales	7,752,957	1,780,197
Instruments sale	322,636	481,736
Warranty sale	38,202	-
Lease income	33,024	-
Total revenue	8,146,819	2,261,933

Revenues for six months ended June 30, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2024 (As Restated)	June 30, 2023
India	7,638,754	2,261,933
Nepal	508,065	-
	8,146,819	2,261,933

For the three-months ended June 30, 2024, and 2023:

The following table disaggregates our revenue by major source:

	June 30, 2024 (As Restated)	June 30, 2023
System sales	4,258,198	1,424,783
Instruments sale	204,121	467,030
Warranty sale	28,795	-
Lease income	18,012	-
Total revenue	4,509,126	1,891,813

Revenues for three months ended June 30, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2024 (As Restated)	June 30, 2023
India	4,001,061	1,891,813
Nepal	508,065	-
	4,509,126	1,891,813

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

As of June 30, 2024, there were 170,739,380 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preference shares

The Company had outstanding 5,000 shares of preferred stock, par value $0.0001 as at June 30, 2024 and December 31, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of June 30, 2024, and December 31, 2023, there were amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	June 30, 2024 (As Restated)	December 31, 2023
Receivable from related party	1,286,980	1,567,559
Total	1,286,980	1,567,559

The receivable balances from related parties are across the Company and its related entities in the normal course of business. All such receivable balances are non-interest bearing and are receivable on demand.

Receivable from related party amounting to $1,286,980 and $1,567,559 as at June 30, 2024 and December 31, 2023 respectively, majorly consists proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	June 30,
Operating leases	2024 (As Restated)	December 31, 2023
Assets
Right of use operating lease assets	2,448,965	2,657,554

Liabilities
Current portion of operating lease liability	428,713	396,784
Non Current portion of operating lease liability	2,125,946	2,351,113
Total lease liabilities	2,554,659	2,747,897

	June 30,
Operating leases	2024 (As Restated)	December 31, 2023
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	5.69	6.19
Ilabs Info Technology Ground Floor	7.92	8.42
Village Chhatarpur-1849-1852-Farm	1.08	1.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Ilabs Info Technology Ground Floor	12%	12%
Village Chhatarpur-1849-1852-Farm	10%	10%

Supplemental cash flow and other information related to leases are as follows:

	Period ended June 30
	2024 (As Restated)	2023
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	342,202	193,046

Maturities of lease liabilities as of June 30, 2024 were as follows:

Operating Leases
Fiscal Year	Amount (IN $)
2024	351,144
2025	616,692
2026	498,452
2027	506,567
2028	515,088
2029 and thereafter	1,170,498
Total Lease Payment	3,658,441
Less: Imputed Interest	1,103,782
Present value of lease liabilities	2,554,659

NOTE 16 – INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended June 30, 2024, and 2023 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of loss before income taxes consist of the following:

	For the Six months ended
	June 30, 2024	June 30, 2023
	(As Restated)
Domestic	-	-
Foreign	(13,982,323)	(6,837,504)
Total	(13,982,323)	(6,837,504)

The Company does not have federal and state net operating losses for the period ended June 30, 2024, and June 30, 2023.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2024, and June 30, 2023. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended June 30, 2024, and June 30, 2023.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	June 30, 2024	June 30, 2023
	(As Restated)
Accounting loss before income tax	(13,982,323)	(6,837,504)
Income tax expense (benefit) at federal statutory rate at 21%	(2,936,288)	(1,435,876)
Foreign tax rate differential	(582,783)	(341,875)
Non-deductible expenses	135,434	6,631
Excess tax expense/(benefit) on depreciation	(38,755)	4,618
Excess tax expense/(benefit) on security deposit	152	70
Impact of unrecognized deferred tax asset on the loss of the year	3,422,240	1,424,557
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for the period ended June 30, 2024 and June 30, 2023, due to losses in current period and prior period and it does not expect to recover the tax benefit on the losses incurred during the period ended June 30, 2024, and June 30, 2023.

The components of the deferred tax balances were as follows:

	June 30, 2024 (As Restated)	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	5,123,862	763,591
Net operating loss	2,839,581	4,360,270
Lease payments	22,196	18,976
Others	110,865	23,754
	8,096,504	5,166,591
Valuation allowance	(8,060,150)	(5,145,040)
Deferred tax assets	36,354	21,551

Deferred tax liabilities:
Depreciation and amortization	36,354	16,763
Others	-	4,788
Deferred tax liabilities	36,354	21,551
Net deferred tax assets/liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of June 30, 2024, and December 31, 2023, and recorded a valuation allowance of $8,060,150 and $5,145,040, respectively.

NOTE 17 – EMPLOYEE BENEFIT PLAN

The Company’s Gratuity Plan in India provides for a lump sum payment to employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities under this plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans, are recognized and amortized over the remaining period of service of the employees.

The Gratuity Plan is unfunded, and the company does not make contributions to the plan assets.

The benefit obligation has been measured as of June 30, 2024, and December 31, 2023. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	June 30, 2024 (As restated)	December 31, 2023
Change in projected benefit obligation
Projected benefit obligation as on beginning	34,005	10,655
Service cost	12,531	15,707
Interest cost	1,203	759
Benefits paid	-	-
Actuarial loss ^	11,806	7,009
Effect of exchange rate changes	(26)	(125)
Projected benefit obligation at end	59,519	34,005
Unfunded status in the end	59,519	34,005
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities	58,391	33,933
Current liability (included under accrued employee costs)	1,128	72
Total accrued liability	59,519	34,005
Accumulated benefit obligation at end	29,968	15,508

^	During the period ended June 30, 2024, and December 31, 2023, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, were as follows:

	June 30, 2024 (As restated)	December 31, 2023
Service cost	12,531	15,707
Interest cost	1,203	759
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	13,734	16,466

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	June 30, 2024 (As restated)	June 30, 2023
Net actuarial loss	11,806	5,546
Amount recognized in AOCI, excluding tax effects	11,806	5,546

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	June 30, 2024 (As restated)	December 31, 2023
Discount rate	7.18%	7.08%
Rate of increase in compensation levels	12.50%	15.00%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of June 30, 2024

June 30, 2024	1,128
2025	9,659
2026	10,741
2027	9,716
2028	8,080
2029-2033	51,699

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	June 30, 2024 (As restated)	December 31, 2023	June 30, 2024 (As restated)	December 31, 2023
Financial Assets
Account receivables, net (1)	3,046,783	2,365,013	3,046,783	2,365,013
Other non-current financial assets (2)	183,713	171,146	183,713	171,146
Total	3,230,496	2,536,159	3,230,496	2,536,159
Financial Liabilities
Lease liabilities (3)	2,125,946	2,351,113	2,125,946	2,351,113
Total	2,125,946	2,351,113	2,125,946	2,351,113

(1)	Account receivable net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 10% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Leases).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, receivable from related party, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 19 – STOCK COMPENSATION EXPENSES

Stock options to Employees: Company grants share of the company’s common stock, par value $ 0.0001. The price at which the Grantee shall be entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) shall be $ 5.00 per Share. The Shares shall vest as to twenty percent (20%) of the shares covered thereunder as of the Grant Date, with the balance of the shares covered thereunder vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

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

Stock options:

Stock options activity for the period ended June 30, 2024, was as follows:

	Number of shares options	Weighted average grant date fair value
Unvested balance as of December 31, 2023	3,303,601	$3.41
Granted	3,350,221	$1.39
Vested	3,350,221	$1.39
Forfeited	-	-
Unvested balance as of June 30, 2024	3,303,601	$3.41

The aggregate fair value of the stock options vested was $ 4,656,807 and $ 3,152,066 during the period ended June 30, 2024 and year ended December 31, 2023 respectively. The options vested during the year were not exercised at the end of the June 30, 2024.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended June 30, 2024, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2023	2,807,289	$7.76
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of June 30, 2024	2,807,289	$7.76

During the period ended June 30, 2024, 358,294 RSA are vested.

The aggregate vesting date fair value of RSAs vested was $nil and $ 6,095,401 during the period ended June 30, 2024, and year ended December 31, 2023 respectively. There were no RSAs issued during the period ended June 30, 2024.

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Unvested options in the beginning	Option vested	Unvested option at period end
01-Jun-23	8.15	5,000	5,000	-
31-Oct-23	8.99	52,963	6,908	46,055
31-Oct-23	8.99	7,130	930	6,200
31-Oct 23	8.99	5,673	740	4,933
31-Oct 23	8.99	22,368	2,918	19,450
01-Mar-24	6.75	-	15,000	-
		93,134	31,496	76,638

The aggregate vesting date fair value of Advisory shares vested was $244,147 and $5,633,147 during the period ended June 30, 2024 and year ended December 31, 2023 respectively.

Stock compensation expenses

During the period ended June 30, 2024 and June 30, 2023, the Company has recorded share compensation expense of $ 9,552,542 and $8,150 respectively in relation to stock options, RSAs and Advisory shares as follows:

	For the period ended	For the period
	June 30, 2024 (As Restated)	ended June 30, 2023
Stock options	6,094,592	-
Restricted stock award (RSA)	2,780,358	-
Advisory shares	677,592	8,150
Total stock compensation expenses	9,552,542	8,150

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during June 30, 2024 is as follows:

	Period ended June 30, 2024 (As restated)
	Stock Options	Stock Options	Restricted stock awards
Grant date	February 13, 2024	November 27, 2023	November 27, 2023
Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	$0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the period ended June 30, 2024, and 2023, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of June 30, 2024, there was $9,827,493, $19,004,208 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.41 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,384 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $16,144 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. In August 2023, SSI India had leased a house pursuant to the terms of employment agreement to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 17,995 plus taxes.

NOTE 21 – SUBSEQUENT EVENTS

1.	In July 2024, the Company raised $500,000 from Sushruta Pvt Ltd. by issuance of another One-Year 7% One-Year Promissory notes to meet certain working capital needs.

2.	In August 2024, the Company issued 125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

3.	The Company borrowed $250,000 each in the months of October and November 2024 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC bank were also increased by an additional $1,093,881.

4.	In December 2024, the Company borrowed $2,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

5.	In January 2025, the Company borrowed $20,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

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

In July and August 2022, AVRA and the management of Cardio Ventures, Inc. (“CardioVentures”) began discussions to explore potential merger synergies, leading to a formal agreement in November 2022 by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his holding company, owned a controlling interest in CardioVentures (the “Merger Agreement”). Cardio Ventures was primarily seeking a platform to raise funds in the U.S. to support operations of its subsidiary, SSI India. AVRA’s ability to attract funds from its high-net-worth investors became a focal point in these discussions, presenting a path for AVRA shareholders to also benefit from the merger. Consequently, as part of the merger strategy, AVRA raised funds through convertible notes (at the rate of 7% interest per annum), which were subsequently provided to Cardio Ventures via convertible notes issued by Cardio Ventures. Investors like Andrew Economos and Dr. Fred Moll, both existing AVRA shareholders, contributed to these notes, foreseeing significant commercial benefits and the potential for AVRA’s turnaround post-merger, despite AVRA’s status as an inactive company at the time. On April 14, 2023, we consummated the acquisition of by merger of CardioVentures, pursuant to the Merger Agreement.

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

The condensed consolidated financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. During the six months and three months period ended June 30, 2024, we have sold 14 and 9 systems respectively, which have performed more than 230 procedures of various types involving varying degrees of complexities.

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

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected balance sheet data for our Company as of June 30, 2024, and December 31, 2023:

Balance Sheet Data

	As of June 30, 2023 (As Restated)	As of December 31, 2023
Cash	608,215	2,022,276
Restricted cash**	5,947,187	5,065,569
Total Assets	35,667,103	31, 515,994
Total Liabilities	20,894,689	11 ,797,916
Total liabilities and stockholders’ equity	35,667,103	31,515,994

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. Subsequent to June 2024, the Company has raised $23,000,000 through its affiliates till January 2025, and the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities

		For the three months ended
S. No.	Particulars	June 30, 2024 (As restated)	June 30, 2023
1	Total Revenue	4,509,126	1,891,813
2	Cost of revenue	(3,071,340)	(1,124,116)
3	Gross profit	1,437,786	767,697
4	Research & development expense	759,004	246,426
5	Stock compensation expense	2,443,792	8,150
6	Depreciation and amortization expense	90,476	34,466
7	Selling, general and administrative expense	2,244,703	5,669,790
8	Loss from operations	(4,100,189)	(5,191,135)
9	Other income (expenses)	(40,381)	(333,353)
10	Income tax expense	-	-
11	Net loss	(4,140,570)	(5,524,488)

Three months ended June 30, 2024, as compared to three months ended June 30, 2023

Total Revenue. We had revenues of $4,509,126 (comprising $4,258,198 of system sales, $204,121 of instrument sales, $28,795 of warranty sales and lease income $18,012), for the three months ended June 30, 2024, compared to $1,891,813 (comprising $1,424,783 of system sales and $467,030 of instrument sales) for the three months ended June 30, 2023. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended June 30, 2024 as compared to the period ended June 30, 2023.

Research and development expense. Research and development expenses were $759,004 during the three months ended June 30, 2024 as compared to $246,426 for the three months ended June 30, 2023. Research and development expense primarily consists of salaries paid to engineers, amounting to $431,920 and $151,560 for the period ended June 30, 2024 and 2023, respectively. The increase in research and development expenses as compared to the previous period is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $2,443,792 and $8,150 during three months ended June 30, 2024 and June 30, 2023, respectively. The substantial increase in the stock compensation expense in 2024 is primarily the result of the award of stock grants to employees of the subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $90,476 for the period ended June 30, 2024, as compared to $34,466 for the period ended June 30, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $2,244,703 in general and administrative expenses during the three months ended June 30, 2024, as compared to $5,669,790, June 30, 2023, respectively.

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

The decrease in S,G&A expense is due to non-cash expense incurred relating to shares issued to investors and advisors during the period June 30, 2023.

Other income/expenses. We incurred other expenses of $40,381 for the three months ended June 30, 2024, as compared to $333,353 of other expenses during the three months ended June 30, 2023. The reduction in interest expense from June 30, 2023 to June 30, 2024 resulted from an increase in interest income on fixed deposits with HDFC bank in India.

Net Loss. We incurred a net loss of $4,140,570 for the three months ended June 30, 2024, as compared to a net loss of $5,524,488 for the three months ended June 30, 2023. The decrease in net loss from June 30, 2023 to June 30, 2024 is primarily the result of the decrease in general and administrative expenses of $3,425,087 and increase in stock compensation expense of $2,435,642 on account of stock awards and options granted to the employees and executive officers of the Company respectively.

		For the Six months ended
S. No.	Particulars	June 30, 2024 (As restated)	June 30, 2023
1	Total Revenue	8,146,819	2,261,933
2	Cost of revenue	(5,980,851)	(1,416,289)
3	Gross profit	2,165,968	845,644
4	Research & development expense	1,286,995	488,553
5	Stock compensation expense	9,552,542	8,150
6	Depreciation and amortization expense	170,577	67,057
7	Selling, general and administrative expense	5,088,362	6,543,648
8	Loss from operations	(13,932,508)	(6,261,764)
9	Other income (expenses)	(49,815)	(575,740)
10	Income tax expense	-	-
11	Net loss	(13,982,323)	(6,837,504)

Six months ended June 30, 2024, as compared to Six months ended June 30, 2023

Total Revenue. We had revenues of $8,146,819 (comprising $7,752,957 of system sales, $322,636 of instrument sales, $38,202 of warranty sales and lease income $33,024), for the six months ended June 30, 2024, compared to $2,261,933 (comprising $1,780,197 of system sales and $481,736 of instrument sales) for the six months ended June 30, 2023. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended June 30, 2024 as compared to the period ended June 30, 2023.

Research and development expense. Research and development expenses were $1,286,995 during the six months ended June 30, 2024 as compared to $488,553 for the three months ended June 30, 2023. Research and development expense primarily consists of salaries paid to engineers, amounting to $618,471 and $297,123 for the period ended June 30, 2024 and 2023, respectively. The increase in research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $9,552,542 and $8,150 during six months ended June 30, 2024 and June 30, 2023, respectively. The substantial increase in the stock compensation expense in 2024 is primarily the result of the award of stock grants to employees of the subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $170,577 for the period ended June 30, 2024, as compared to $67,057 for the period ended June 30, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $5,088,362 in general and administrative expenses during the six months ended June 30, 2024, as compared to $6,543,648, June 30, 2023, respectively.

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

The decrease in S,G&A expense is due to non-cash expense incurred relating to shares issued to investors and advisors during the period June 30, 2023.

Other income/expenses. We incurred other expenses of $49,815 for the six months ended June 30, 2024, as compared to $575,740 of other expenses during the six months ended June 30, 2023. The reduction in interest expense from June 30, 2023 to June 30, 2024 resulted from an increase in interest income on fixed deposits with HDFC bank in India.

Net Loss. We incurred a net loss of $13,932,508 for the six months ended June 30, 2024, as compared to a net loss of $6,837,504 for the six months ended June 30, 2023. The increase in net loss from June 30, 2023 to June 30, 2024 is primarily the result of the decrease in general and administrative expenses of $1,455,286 and increase in stock compensation expense of $9,544,392 on account of stock awards and options granted to the employees and executive officers of the Company respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

Between February 1, 2024, and February 14, 2024, the Company raised $2,450,000 through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from three other investors to finance its ongoing working capital requirements.

These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company has raised $2,000,000 from its affiliate by issuance of two One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital needs.

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

		For the six months ended
S. No.	Particulars	June 30, 2024 (As restated)	June 30, 2023
	Net cash provided by operating activities:
1	Net loss	(13,982,323)	(6,837,504)
2	Non-cash adjustments	10,361,313	5,128,523
3	Change in operating assets and liabilities	(73,476)	(3,667,525)
4	Net cash used in operating activities	(3,694,486)	(5,376,506)
5	Net cash (used in) / provided by investing activities	(2,239,139)	(105,536)
6	Net cash provided by financing activities	5,292,610	5,759,682
7	Net change in cash	(641,015)	277,640
8	Effect of exchange rate on cash	108,572	(25,326)
9	Cash at beginning of year	7,087,845	274,625
10	Cash at end of year	6,555,402	526,939

Cash Flows from Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $3,694,486 resulting from our net loss of $13,982,323 partially offset by non-cash charges of $10,361,093 primarily driven by credit loss reserve, depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $73,476 primarily driven by increases in inventory, accounts payable and prepaid expenses.

During the six months ended June 30, 2023, net cash used in operating activities was $5,376,506 resulting from our net loss of $6,837,504 partially offset by non-cash charges of $5,128,523 primarily driven by depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $3,667,525 primarily driven by increases in inventory, accounts receivable and prepaid expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, we had net cash used in investing activities of $2,239,139 in purchase of property and equipment.

During the six months ended June 30, 2023, we had net cash used in investing activities of $105,536 in purchase of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we had net cash, provided by financing activities of $5,292,610, which comprised of $842,610 in proceeds from our bank overdraft facility (net), $4,450,000 in proceeds from issuance of convertible notes to principal shareholder and other investors as set forth above.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

●	We failed to design controls and procedures to provide reasonable assurance that GAAP was being properly applied to the matters resulting the restatement of our financial statements, including accounting for merger transaction, recognition of revenue in case of deferred payment sales, recognition of right of use of certain assets and lease liabilities and functional and other classifications, resulting in the accounting errors described in Note 1. Restatement of Previously Issued Condensed Consolidated Financial Statements of this Amendment.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

SS INNOVATIONS INTERNATIONAL, INC.

Dated: March 10, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)