Form 10-Q/A
period 2024-09-30
SS Innovations International, Inc.
filed 2025-04-01
CIK 1676163

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

There were 187,744,623 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of March 31, 2025.

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

This Form 10-Q/A Amendment No. 1 to Form-10-Q (this “Amendment” or this “Report”) restates the Company’s previously issued interim unaudited condensed consolidated financial statements and related footnote disclosures for the quarter ended September 30, 2024, included in the Subject Form 10-Q for that quarter. For detailed information, see “Note 1. Restatement of Previously Issued Consolidated Financial Statements for Correction of Errors” to the interim unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Amendment. In addition, this Amendment has undergone the required review.

In connection with the restatement, management re-evaluated the effectiveness of SSi’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2024. As a result of that assessment, management has concluded that SSi’s disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2024, due to material weaknesses in SSi’s internal control over financial reporting related to above accounting errors. For a discussion of management’s consideration of SSi’s disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and the remedial actions being taken, see “Item 4. Controls and Procedures” in this Amendment.

As a result of the above, this Amendment amends the following Items of our Form 10-Q for the quarter ended September 30, 2024: “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 4. Controls and Procedures” in Part I and “Item 1. Legal Proceedings” in Part II.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	2

Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION	48

Item 1. Legal Proceedings	48

Item 2. Exhibits	48

SIGNATURES	49

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	Notes	September 30, 2024 (As restated)	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	6	220,357	2,022,276
Restricted cash	6	5,560,128	5,029,650
Accounts receivable, net	5	3,912,702	1,901,244
Receivable from related party	14	1,228,225	1,567,559
Inventory, net		9,423,580	7,017,913
Prepaids and other current assets	7	4,736,516	3,890,017
Total Current Assets		25,081,508	21,428,659

Non- Current Assets:
Property, plant, and equipment, net	3	3,801,736	706,405
Right of use asset	15	2,803,090	2,657,554
Accounts receivable, net	5	3,431,439	2,365,013
Restricted cash	6	371,777	35,919
Prepaids and other non current assets	7	3,531,702	4,322,444
Total Non-Current Assets		13,939,744	10,087,335
Total Assets		39,021,252	31,515,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft facility	10	7,083,872	6,018,926
Notes payable	9	4,950,000	-
Current maturities of long-term debt	11	-	510,189
Current portion of operating lease liabilities	15	449,301	396,784
Accounts payable	8	1,798,612	901,552
Deferred revenue	12	2,302,785	156,330
Accrued expenses & other current liabilities	8	1,914,516	489,939
Total Current Liabilities		18,499,086	8,473,720

Non- Current Liabilities
Operating lease liabilities, less current portion	15	2,478,849	2,351,113
Deferred revenue	12	4,295,353	939,150
Other non current liabilities	8	58,144	33,933
Total Non-Current Liabilities		6,832,346	3,324,196
Total Liabilities		25,331,432	11,797,916

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,864,380 shares and 170,711,880 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	13	17,087	17,072
Accumulated other comprehensive income (loss)	13	(340,171)	(195,499)
Common stock to be issued, 12,500 shares	13	-	50,000
Additional paid in capital	13	54,852,142	43,457,937
Capital reserve		899,917	899,917
Accumulated deficit		(41,739,156)	(24,511,350)

Total stockholders’ equity		13,689,820	19,718,078
Total liabilities and stockholders’ equity		39,021,252	31,515,994

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For the three months ended
	Notes	September 30, 2024 (As restated)	September 30, 2023

REVENUES
System sales	12	3,969,805	2,133,295
Instruments sale	12	337,580	53,711
Warranty sale	12	58,547	-
Lease income	12	20,584	-
Total revenue		4,386,516	2,187,006
Cost of revenue		(2,069,109)	(1,888,158)
GROSS PROFIT		2,317,407	298,848

OPERATING EXPENSES:
Research & development expense		442,839	291,909
Stock compensation expense	19	2,451,355	24,450
Depreciation and amortization expense	3	119,502	38,644
Selling, general and administrative expense		2,508,479	1,795,945
TOTAL OPERATING EXPENSES		5,522,175	2,150,948

Loss from operations		(3,204,768)	(1,852,100)

OTHER INCOME (EXPENSE):
Interest Expense		(247,616)	(134,663)
Interest and other income, net		206,901	88,225
TOTAL OTHER EXPENSE, NET		(40,715)	(46,438)

LOSS BEFORE INCOME TAXES		(3,245,483)	(1,898,538)
Income tax expense		-	-
NET LOSS		(3,245,483)	(1,898,538)

Net loss per share - basic and diluted	2(p)	(0.02)	(0.01)
Weighted average- basic shares	2(p)	170,781,337	147,706,418
Weighted average- diluted shares	2(p)	181,885,269	147,843,418

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS		(3,245,483)	(1,898,538)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(59,087)	(134,776)
Retirement Benefit (net of tax)		(1,946)	467
TOTAL COMPREHENSIVE LOSS		(3,306,516)	(2,032,847)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For the nine months ended
	Notes	September 30, 2024 (As restated)	September 30, 2023

REVENUES
System sales	12	11,722,762	3,913,492
Instruments sale	12	660,216	535,447
Warranty sale	12	96,749	-
Lease income	12	53,608	-
Total revenue		12,533,335	4,448,939
Cost of revenue		(8,049,960)	(3,304,447)
GROSS PROFIT		4,483,375	1,144,492

OPERATING EXPENSES:
Research & development expense		1,729,834	780,462
Stock compensation expense	19	12,003,897	32,600
Depreciation and amortization expense	3	290,079	105,701
Selling, general and administrative expense		7,596,841	8,339,593
TOTAL OPERATING EXPENSES		21,620,651	9,258,356

Loss from operations		(17,137,276)	(8,113,864)

OTHER INCOME (EXPENSE):
Interest Expense		(680,281)	(756,538)
Interest and other income, net		589,751	134,360
TOTAL OTHER EXPENSE, NET		(90,530)	(622,178)

LOSS BEFORE INCOME TAXES		(17,227,806)	(8,736,042)
Income tax expense		-	-
NET LOSS		(17,227,806)	(8,736,042)

Net loss per share - basic and diluted	2(p)	(0.10)	(0.06)
Weighted average- basic shares	2(p)	170,750,183	139,893,866
Weighted average- diluted shares	2(p)	181,779,811	140,030,866

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS		(17,227,806)	(8,736,042)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(154,532)	(204,289)
Retirement Benefit (net of tax)		9,860	6,013
TOTAL COMPREHENSIVE LOSS		(17,372,478)	(8,934,318)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND SEPTEMBER 30, 2023

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity

Balance as at December 31, 2023		5,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	-	-	-	-	-	-	6,842,002	-	-	-	6,842,002
Common stock issued against exercise of warrants		-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services		-	-	15,000	2	-	-	101,249	-	-	-	101,250
Net loss		-	-	-	-	-	-	-	(9,841,753)	-	(70,807)	(9,912,560)
Balance as at March 31, 2024		5,000	1	170,739,380	17,075	-	-	50,451,187	(34,353,103)	899,917	(266,306)	16,748,770

Stock compensation	19	-	-	-	-	-	-	2,177,045	-	-	-	2,177,045
Common stock issued against exercise of warrants		-	-	-	-	-	-	-	-	-	-	-
Stock issued for services		-	-	-	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	-	-	(4,140,570)	-	(12,832)	(4,153,402)
Balance as at June 30, 2024		5,000	1	170,739,380	17,075	-	-	52,628,232	(38,493,673)	899,917	(279,138)	14,772,414

Stock compensation	19	-	-	-	-	-	-	2,183,922	-	-	-	2,183,922
Common stock issued against exercise of warrants		-	-	-	-	-	-	-	-	-	-	-
Stock issued for services		-	-	125,000	13	-	-	39,988	-	-	-	40,000
Net loss		-	-	-	-	-	-	-	(3,245,483)	-	(61,033)	(3,306,516)
Balance as at September 30, 2024		5,000	1	170,864,380	17,087	-	-	54,852,142	(41,739,156)	899,917	(340,171)	13,689,820

Balance as at December 31, 2022		-	-	128,161,013	12,817	-	-	(12,812)	(3,633,058)	899,917	54,599	(2,678,537)

Net loss		-	-	-	-	-	-	-	(1,313,016)	-	(44,322)	(1,357,338)
Balance as at March 31, 2023		-	-	128,161,013	12,817	-	-	(12,812)	(4,946,074)	899,917	10,277	(4,035,875)

Preferred stock issued		5,000	1	-	-	-	-	(1)	-	-	-	-
Reverse recapitalization		-	-	6,545,531	655	-	-	(655)	-	-	-	-
Conversion of notes payable to equity		-	-	7,647,871	765	-	-	6,137,773	-	-	-	6,138,538
Stock issued for services		-	-	3,818,028	382	-	-	4,463,417	-	-	-	4,463,799
Stock compensation expense	19	-	-	-	-	-	-	8,150	-	-	-	8,150
Shares to be issued for services		-	-	-	-	-	-	85,616	-	-	-	85,616
Net loss		-	-	-	-	-	-		(5,524,488)	-	(19,644)	(5,544,132)
Balance as at June 30, 2023		5,000	1	146,172,443	14,618	-	-	10,681,488	(10,470,562)	899,917	(9,367)	1,116,096

Conversion of notes payable to equity		-	-	22,945,946	2,295	-	-	16,977,705	-	-	-	16,980,000
Common stock options issued against exercise of options		-	-	50,000	5	-	-	49,995	-	-	-	50,000
Stock compensation expense		-	-	-	-	-	-	24,450	-	-	-	24,450
Stock to be issued for services		-	-	-	-	-	-	230,553	-	-	-	230,553
Net loss		-	-	-	-	-	-		(1,898,538)	-	(134,309)	(2,032,847)
Balance as at September 30, 2023		5,000	1	169,168,389	16,918	-	-	27,964,191	(12,369,100)	899,917	(143,676)	16,368,252

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2024 (As restated)	September 30, 2023
Cash flows from operating activities:

Net loss	(17,227,806)	(8,736,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,079	105,701
Operating lease liability	34,697	21,170
Interest expense (net)	90,530	622,178
Credit loss reserve	731,262	-
Shares issued to investors and advisors	-	4,463,799
Stock compensation expense	12,003,897	32,600

Changes in operating assets and liabilities:
Accounts receivable, net	(3,741,191)	(2,627,457)
Inventory, net	(5,254,740)	(4,195,746)
Receivables from / payable to related parties	339,334	(774,427)
Deferred revenue	5,502,658	845,047
Prepaids and other current assets	(1,200,417)	(1,350,845)
Accounts payable	897,060	554,577
Prepaids and other non current assets	37,096	(146,996)
Accrued expenses & other current liabilities	1,232,061	198,483
Other non current liabilities	24,211	20,047
Net cash used in operating activities	(6,241,269)	(10,967,911)

Cash flows from investing activities:
Purchase of property, plant and equipment	(536,337)	(326,078)
Net cash used in investing activities	(536,337)	(326,078)

Cash flows from financing activities:
Proceeds from issuance of common stock against warrants and options	-	50,000
Proceeds from issuance of promissory notes to principal shareholder	2,500,000	-
Proceeds from issuance of convertible notes to principal shareholder	1,000,000	16,980,000
Proceeds from issuance of convertible notes to other investors	1,450,000	3,000,000
Proceeds from bank overdraft facility (net)	1,064,946	2,705,568
Repayment of term loan	-	(89,845)
Net cash provided by financing activities	6,014,946	22,645,723

Net change in cash	(762,660)	11,351,734
Effect of exchange rate on cash	(172,923)	16,365
Cash and cash equivalents at the beginning of the period	7,087,845	274,625
Cash and cash equivalents at end of the period	6,152,262	11,642,724

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock	-	23,118,538
Transfer of systems from inventory to property, plant and equipment, net^	2,849,073	-

^	Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration.

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

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2024, and the interim condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the nine months and three months and cash flows for the nine months ended September 30, 2024 and September 30, 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of September 30, 2024 and our results of operations for the nine months and three months and cash flows for the nine months ended September 30, 2024 and September 30, 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the nine months and three months are also unaudited. The interim condensed consolidated results of operations for the nine months and three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K/A as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on December 6, 2024.

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

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

Accounting policies of the respective individual subsidiaries are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under GAAP.

Restatement of Previously Issued Financial Statements for Correction of Errors

The Company restated the accompanying condensed consolidated balance sheet as at September 30, 2024 as well as the condensed consolidated statement of operations and comprehensive loss and the condensed consolidated statements of cash flows for the quarter and three-months ended September 30, 2024, and September 30, 2023, respectively, as previously reported in its Form 10-Q, to reflect the correction of errors arising out of:

i.	Functional / other reclassification

ii.	Errors / Adjustments

Restatement in September 2024

Summary of restatements made in condensed consolidated balance sheet, as at September 30, 2024, is as follows:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²

ASSETS
Current Assets:
Cash and cash equivalents	220,364	220,357	(7)	-	(7)
Restricted cash	5,596,681	5,560,128	(36,553)	(42,826)	6,273
Accounts receivable, net	5,103,449	3,912,702	(1,190,747)	(510,189)	(680,558)
Receivable from related party	1,160,649	1,228,225	67,576	-	67,576
Inventory, net	9,190,414	9,423,580	233,166	-	233,166
Prepaids and other current assets	5,392,375	4,736,516	(655,859)	(115,275)	(540,584)
Total Current Assets	26,663,932	25,081,508	(1,582,424)	(668,290)	(914,134)
Non- Current Assets:
Property, plant, and equipment, net	2,077,799	3,801,736	1,723,937	115,275	1,608,662
Right of use asset	2,801,443	2,803,090	1,647	-	1,647
Accounts receivable, net	2,382,830	3,431,439	1,048,609	-	1,048,609
Restricted cash	325,642	371,777	46,135	42,826	3,309
Prepaids and other non current assets	3,560,328	3,531,702	(28,626)	-	(28,626)
Total Non-Current Assets	11,148,042	13,939,744	2,791,702	158,101	2,633,601
Total Assets	37,811,974	39,021,252	1,209,278	(510,189)	1,719,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft facility	7,088,307	7,083,872	(4,435)	-	(4,435)
Notes payable	4,950,000	4,950,000	-	-	-
Current maturities of long-term debt	510,189	-	(510,189)	(510,189)	-
Current portion of operating lease liabilities	448,415	449,301	886	-	886
Accounts payable	1,854,133	1,798,612	(55,521)	-	(55,521)
Deferred revenue	982,064	2,302,785	1,320,721	277,438	1,043,283
Accrued expenses & other current liabilities	3,108,167	1,914,516	(1,193,651)	(277,438)	(916,213)
Total Current Liabilities	18,941,275	18,499,086	(442,189)	(510,189)	68,000
Non-Current Liabilities:
Operating lease liabilities, less current portion	2,480,401	2,478,849	(1,552)	-	(1,552)
Deferred revenue	2,464,380	4,295,353	1,830,973	-	1,830,973
Other non current liabilities	33,933	58,144	24,211	-	24,211
Total Non-Current Liabilities	4,978,714	6,832,346	1,853,632	-	1,853,632
Total Liabilities	23,919,989	25,331,432	1,411,443	(510,189)	1,921,632
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 5,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1	-	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 170,864,380 shares and 170,711,880 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	17,087	17,087	-	-	-
Accumulated other comprehensive income (loss)	(319,491)	(340,171)	(20,680)	-	(20,680)
Additional paid in capital	55,195,553	54,852,142	(343,411)	-	(343,411)
Capital reserve	899,917	899,917	-	-	-
Accumulated deficit	(41,901,082)	(41,739,156)	161,926	-	161,926
Total stockholders’ equity	13,891,985	13,689,820	(202,165)	-	(202,165)
Total liabilities and stockholders’ equity	37,811,974	39,021,252	1,209,278	(510,189)	1,719,467

Condensed consolidated statement of operations and comprehensive loss for the nine-months ended September 30, 2024:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
REVENUE:
System sales	14,404,093	11,722,762	(2,681,331)	(117,615)	(2,563,716)
Instruments sale	495,158	660,216	165,058	117,615	47,443
Warranty sale	126,466	96,749	(29,717)	-	(29,717)
Lease income	-	53,608	53,608	-	53,608
Total revenue	15,025,717	12,533,335	(2,492,382)	-	(2,492,382)

Cost of revenue	(9,605,878)	(8,049,960)	1,555,918	(561,516)	2,117,434

GROSS PROFIT	5,419,839	4,483,375	(936,464)	(561,516)	(374,948)

OPERATING EXPENSES:
Research & development expense	1,726,359	1,729,834	3,475	3,475	-
Stock compensation expense	6,586,381	12,003,897	5,417,516	760,922	4,656,594
Depreciation and amortization expense	1,035,861	290,079	(745,782)	(769,577)	23,795
Selling, general and administrative expense	7,418,541	7,596,840	178,299	(85,884)	264,183
TOTAL OPERATING EXPENSES	16,767,142	21,620,650	4,853,508	(91,064)	4,944,572

Loss from operations	(11,347,303)	(17,137,275)	(5,789,972)	(470,452)	(5,319,520)

OTHER INCOME (EXPENSE):
Interest expense	(892,859)	(680,281)	212,578	246,239	(33,661)
Interest and other income, net	541,086	589,751	48,665	-	48,665
TOTAL OTHER INCOME (EXPENSE), NET	(351,773)	(90,530)	261,243	246,239	15,004
LOSS BEFORE INCOME TAXES	(11,699,076)	(17,227,805)	(5,528,729)	(224,213)	(5,304,516)

Income tax expense	-	-	-	-	-
NET LOSS	(11,699,076)	(17,227,805)	(5,528,729)	(224,213)	(5,304,516)

Consolidated statements of other comprehensive loss

NET LOSS	(11,699,076)	(17,227,805)	(5,528,729)	(224,213)	(5,304,516)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)	-	(154,532)	(154,532)	-	(154,532)
Retirement benefit (net of tax)	-	9,860	9,860	-	9,860
TOTAL COMPREHENSIVE LOSS	(11,699,076)	(17,372,477)	(5,673,401)	(224,213)	(5,449,188)

Condensed consolidated statement of operations and comprehensive loss for the three-months ended September 30, 2024:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²

REVENUE:
System sales	3,091,146	3,969,805	878,659	(89,891)	968,550
Instruments sale	228,373	337,580	109,207	89,891	19,316
Warranty sale	89,188	58,547	(30,641)	-	(30,641)
Lease income	-	20,584	20,584	-	20,584
Total revenue	3,408,707	4,386,516	977,809	-	977,809

Cost of revenue	(2,106,029)	(2,069,109)	36,920	(171,584)	208,504

GROSS PROFIT	1,302,678	2,317,407	1,014,729	(171,584)	1,186,313

OPERATING EXPENSES:
Research & development expense	1,300,241	442,839	(857,402)	(827,444)	(29,958)
Stock compensation expense	3,337,465	2,451,355	(886,110)	760,922	(1,647,032)
Depreciation and amortization expense	865,942	119,502	(746,440)	(769,577)	23,137
Selling, general and administrative expense	1,735,098	2,508,479	773,381	553,505	219,876
TOTAL OPERATING EXPENSES	7,238,746	5,522,175	(1,716,571)	(282,594)	(1,433,977)

Loss from operations	(5,936,068)	(3,204,768)	2,731,300	111,010	2,620,290

OTHER INCOME (EXPENSE):
Interest expense	(493,855)	(247,616)	246,239	246,239	-
Interest and other income, net	310,544	206,901	(103,643)	-	(103,643)
TOTAL OTHER INCOME (EXPENSE), NET	(183,311)	(40,715)	142,596	246,239	(103,643)
LOSS BEFORE INCOME TAXES	(6,119,379)	(3,245,483)	2,873,896	357,249	2,516,647

Income tax expense	-	-	-	-	-
NET LOSS	(6,119,379)	(3,245,483)	2,873,896	357,249	2,516,647

Consolidated statements of other comprehensive loss

NET LOSS	(6,119,379)	(3,245,483)	2,873,896	357,249	2,516,647

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)	-	(59,087)	(59,087)	-	(59,087)
Retirement benefit (net of tax)	-	(1,946)	(1,946)	-	(1,946)
TOTAL COMPREHENSIVE LOSS	(6,119,379)	(3,306,516)	2,812,863	357,249	2,455,614

Condensed consolidated statement of cashflows for the nine-months ended September 30, 2024:

Particulars	As Previously Reported	As Restated	Changes	Functional / Other reclassification¹	Errors / Adjustments²
Cash flows from operating activities:
Net loss	(11,699,076)	(17,227,806)	(5,528,729)	(224,213)	(5,304,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,284	290,079	23,795	(769,577)	793,372
Operating lease liability	554,328	34,697	(519,631)	-	(519,631)
Interest expense (net)	179,171	90,530	(88,641)	246,239	(334,880)
Credit loss reserve	-	731,262	731,262	-	731,262
Shares issued to investors and advisors	101,249	-	(101,249)	-	(101,249)
Stock compensation expense	6,586,381	12,003,897	5,417,516	760,922	4,656,594
Changes in operating assets and liabilities:
Accounts receivable, net	(3,202,205)	(3,741,191)	(538,986)	(510,189)	(28,797)
Inventory, net	(2,863,158)	(5,254,740)	(2,391,582)	-	(2,391,582)
Restricted cash	(289,723)	-	289,723	-	289,723
Receivables from / payable to related parties	406,910	339,334	(67,576)	-	(67,576)
Deferred revenue	2,350,964	5,502,658	3,151,694	277,438	2,874,256
Prepaids and other current assets	(740,242)	(1,200,417)	(460,175)	(115,275)	(344,900)
Accounts payable	952,583	897,060	(55,523)	-	(55,523)
Prepaids and other non current assets	-	37,096	37,096	-	37,096
Accrued expenses & other current liabilities	2,439,056	1,232,061	(1,206,995)	(277,438)	(929,557)
Other non current liabilities	-	24,211	24,211	-	24,211
Lease payment	(517,298)	-	517,298	-	517,298
Net cash used in operating activities	(5,474,776)	(6,241,269)	(766,492)	(612,093)	(1,54,399)
Cash flows from investing activities:

Accounts receivable, net	(17,817)	-	17,817	-	17,817
Purchase of property, plant and equipment	(1,637,678)	(536,337)	1,101,341	115,275	986,066
Net cash used in investing activities	(1,655,495)	(536,337)	1,119,158	115,275	1,003,883

Cash flows from financing activities:

Proceeds from issuance of promissory notes to principal shareholder	2,500,000	2,500,000	-	-	-
Proceeds from issuance of convertible notes to principal shareholder	1,000,000	1,000,000	-	-	-
Proceeds from issuance of convertible notes to other investors	1,450,000	1,450,000	-	-	-
Proceeds from bank overdraft facility (net)	1,069,381	1,064,946	(4,435)	-	(4,435)
Net cash provided by financing activities	6,019,381	6,014,946	(4,435)	-	(4,435)

Net change in cash	(1,110,890)	(762,660)
Effect of exchange rate on cash	(123,991)	(172,923)
Cash and cash equivalents at the beginning of the period	7,051,926	7,087,845
Cash and cash equivalents at end of the period	5,817,045	6,152,262

(1)	Functional / Other reclassifications

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

These changes improve the functional categorization of expenses and provide a more accurate depiction of the Company’s operating performance.

3. Other reclassifications in condensed consolidated balance sheet and condensed consolidated statement of cash flows

We noted that there are reclassifications required in the condensed consolidated balance sheet and condensed consolidated statement of cash flows to

-	correct current/non-current positions

-	correct classification basis nature of receivable/payable

Impact on restated condensed consolidated financial statements for the period ended September 30, 2024

(A) Impact on restated Condensed Consolidated Balance Sheet

Reclassifications were of below nature:

1.	Restricted Cash: The Company identified that fixed deposits of $ 42,826 were classified as Restricted cash current which is now reclassified to Restricted cash non-current..

2.	Offsetting of liability for letter of credit (with recourse): The Company identified that the encashment of a letter of credit (LC – with recourse) amounting $ 510,189 received from banker against the customer’s invoicing was not netted off in the previously filed financial statements against the customer’s closing balance. Although the liability was settled in current period with banker which now is netted off.

3.

Property, plant and equipment: The Company identified that Capital work in progress amount to $115,275 was classified as prepaid and other current assets in the previously filled financial statements, now has been correctly classified as property, plant and equipment as at September 30, 2024.

4.	Accrued expenses and other current liabilities: Deferred revenue was previously recorded under accrued expenses and other current liability (current) amounting to $277,438. This has now been classified separately in the current portion of deferred revenue.

Differential impact of above adjustments have been corrected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

(B) Reclassifications Condensed Consolidated Statement of Operations and comprehensive loss

Reclassifications were of below nature:

(i)	Functional classification

Operating expenses are now reclassified functionally, encompassing Selling, general and administrative expense, research and development expense and stock compensation expense. This reclassification has resulted in increase in the Cost of revenue by $561,516, Research and development expense by $3,475 and in Selling, general and administrative expense by $85,884 for the nine months ended September 30, 2024. Similarly, this reclassification has resulted in increase in the Cost of revenue by $171,584, Selling, general and administrative expense by $553,505 and decrease in Research and development expense by $827,444, for the three months ended September 30, 2024.

(ii)	Other reclassifications

1.	Sales of Instrument amounting to $ 117,615 and $89,891 for the nine months and three months period ended September 30, 2024 respectively, was previously recorded under System sales and has now been correctly classified to Instrument sales.

2.	Interest expense includes amount of $246,239 for the nine months and three months period ended September 30, 2024, pertaining to interest portion of single lease expense for operating lease assets have been reclassified to Selling, General and Administrative Expense from Interest expense.

3.	Stock compensation expenses of $760,922 for the nine months and three months period ended September 30, 2024 were incorrectly classified as Depreciation and amortization expense which has now been rectified.

2. Correction of other errors in measurement of income/expense/asset/liabilities.

We also noted errors in measurement of income/expense/assets/liabilities throughout different financial statements captions which were corrected in the restated financial statements. Below are major error corrections made in condensed consolidated financial statements for the period ended September 30, 2024:

(i)

Errors relating to sales cut-off: The Company identified that sale of systems amounting to $368,051 were not recorded in previously filed financial statements as System sales that were related to current period. Correspondingly, an entry was made in the current period resulting in increase in balance of accounts receivable.

(ii)

Deferred Revenue: The Company identified that sale of system amounting to $ 2,874,256 and $177,900 for nine months and three months period ended September 30, 2024 respectively, were recorded in previously filed financial statements which relates to unsatisfied performance obligations. Accordingly, the same was rectified in current period that results in increase of deferred revenue and decrease in System sales.

The Company identified that certain sale of systems amount of $ 1,135,575 for the three months period ended September 30, 2024, were not recovered in previously filled financial statements which related to satisfied performance obligation. Accounting, the same was rectified in current period that results in increase of revenue.

(iii)	Lease income: Lease payments relating to the fixed payments arising out of the systems installed on Pay per use basis was recorded as lease income amounting to $53,608 and $20,584 for nine months and three months period ended September 30, 2024 respectively.

(iv)	Incorrect recognition of prepaid and other current asset: The Company identified that recovery of security deposits, advance to vendors and balance recoverable from government authorities amounting to $363,049 is doubtful and hence a credit loss reserve for the same was created as this was not accounted for in the previously filled financial statements. Additionally, prepaid assets amounting to $ 177,535 were expensed off as services were already availed. As a result of these adjustments, prepaid and other current assets decreased by $540,584.

(v)	Incorrect useful life and capitalized value of PPE: The Company identified that property, plant, and equipment were previously recorded incorrectly, with depreciation charged based on estimated useful life determined by management. Following a thorough analysis, the asset life and capitalization amounts were corrected, and depreciation was recalculated accordingly. As a result of this adjustment property, plant, and equipment was decreased by $23,795 and $23,137 for the nine months and three months ended September 30, 2024 respectively.

The Company identified that costs pertaining to Demo and Pay per use systems were incorrectly recorded in cost of revenue, which has now been rectified. Consequently, Property, plant and equipment has been increased by $1,608,662 and cost of revenue has decreased corrodingly.

(vi)	The Company identified that the inventory was incorrectly recorded in previously filled financial statements. As a result of this adjustment, inventory is increased by $233,166

(vii)

Incorrect accrual of expenses: The company has identified some payable balances which was previously recorded incorrectly in books of accounts, as a result amount of $916,213 (this adjustment has been considered in inventory valuation as explained above) and $55,521 was reduced from other accrued liability and accounts payable respectively.

(viii)

Stock compensation expenses: The stock compensation expense was incorrectly recorded and requires correction in grant date fair value. Consequently, the Company has additionally recorded stock compensation expense amounting to $4,656,594 and amount of $1,647,032 has been decreased in condensed consolidated statements of operations and comprehensive loss for nine months and three months ended September 30, 2024 respectively. Corresponding impact of above adjustments of $4,656,594 as at September 30, 2024, in addition to historical rectification adjustments amount to $5,000,000 till January 01, 2024 is recorded in additional paid in capital.

(ix)	The Company identified that certain traveling and lodging expenses amounting to $67,576 relating to personal expenses of Dr. Sudhir Prem Srivastava were recorded as business expense of the Company, and this has now been correctly recorded and corresponding receivables from related party (Dr. Sudhir Prem Srivastava) have been increased.

(x)

Unrecognized Gratuity provision: The Company identified that the expense and provision for gratuity were incorrectly recorded for the period ended September 30, 2024. These were subsequently rectified in the current period, with balances reconciled against the actuarial report. Accordingly, gratuity liability was recorded in other accrued liabilities (non-current) by $24,211.

(xi)	Discounting of Security deposits: The Company identified that discounting of security deposits was not initially performed. As a result, the discounting of security deposits has now been recorded, along with the corresponding prepaid security deposit.

(xii)	Unrecognized Interest expense: The Company identified that interest expense relating to unwinding of interest on Letter of Credit availed on recourse basis was not recorded in the previously filed financial statements amounting to $33,661 for nine ended September 30, 2024 has now been recognized.

(xii)

Unrecognized Interest and other income: The Company identified that interest income on deposits and finance income on accounts receivable were not correctly recorded in the previously filled financial statement. To rectify the same, an amount of $48,665 is increased for the nine months and amount of $103,643 is decreased for three months for the period ended September 30, 2024.

(xiv)

Foreign currency translation loss amounting to $154,532 and $59,087 for the nine months and three months for the period ended September 30, 2024, are primarily due to translation difference in foreign exchange on account of errors / adjustments as mentioned above.

Differential impact of above adjustments has been corrected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $6,582,422 and an accumulated deficit of $41,739,156 as of September 30, 2024. The Company also had a net loss of $17,227,806 for the nine months ended September 30, 2024 and loss $3,245,483 for the three months ended September 30, 2024 which was mainly on account of non-cash items like Stock Compensation expense of $12,003,897 for nine months and $2,451,355 for three months, Depreciation of $290,079 for nine months and $119,502 for three months. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

In July 2024, the Company has further raised $500,000 from its affiliate by issuance of One-Year 7% Promissory Notes to finance its ongoing working capital requirements.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2024, and December 31, 2023 amounted to $413,361 and $nil respectively.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2024 closing rate at 83.76 US$: INR, average rate at 83.47 US$:INR.

The relevant translation rates are as follows: for the nine months ended September 30, 2023 closing rate at 83.11 US$: INR, average rate at 82.89 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2023 closing rate at 83.19 US$: INR, average rate at 82.96 US$:INR

g)	Inventory

The Company’s inventory consists of finished goods in the form of fully assembled and tested surgical robotic system, semi-finished goods in the form of various sub-systems of the surgical robotic systems in various stages of assembly and manufacturing and raw material in the form of various mechanical, electrical, and other material components, parts, motors, encoders etc. which are not yet assembled/manufactured. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of September 30, 2024 and December 31, 2023 the Company valued the inventory at $9,423,580 and $7,017,913 respectively.

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

p)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the nine months ended
	September 30, 2024 (As Restated)	September 30, 2023
Net Loss (a)	(17,227,806)	(8,736,042)
Basic weighted average common shares outstanding (b)	170,750,183	139,893,866
Dilutive effect of convertible note (1)	476,257	-
Dilutive effect of stock-based awards	10,553,371	137,000
Diluted weighted average common shares outstanding	181,779,811	140,030,866
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted (a)/(b)	(0.10)	(0.06)

	For the three months ended
	September 30, 2024 (As Restated)	September 30, 2023
Net Loss (a)	(3,245,483)	(1,898,538)
Basic weighted average common shares outstanding (b)	170,781,337	147,706,418
Dilutive effect of convertible note (1)	550,562	-
Dilutive effect of stock-based awards	10,553,371	137,000
Diluted weighted average common shares outstanding	181,885,269	147,843,418
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted (a)/(b)	(0.02)	(0.01)

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

The Company operates in one segment only. The chief operating decision maker regularly reviews the operating results of the Company on a condensed consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both September 30, 2024 and December 31, 2023 100% of long-lived assets were in India. Revenue from external customers is attributed to individual countries based on customer location.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following: -

	September 30, 2024 (As restated)	December 31, 2023
Gross Amount
Computer & peripheral	274,098	180,009
Furniture	226,705	175,707
Leasehold improvement	273,765	154,651
Office equipment	153,796	103,371
Pay Per Use Systems	1,686,542	-
Plant and machinery	310,696	128,498
R & D equipment	-	90,434
Server & networking	35,986	21,999
Vehicles	196,125	183,577
Demo system	1,152,785	-
Capital work in progress	48,624	-
Accumulated depreciation	(557,386)	(331,841)
Total	3,801,736	706,405

Depreciation expenses for the nine months ended September 30, 2024, and 2023 amounted to $290,079 and $105,701 respectively.

Depreciation expenses for the three months ended September 30, 2024, and 2023 amounted to $119,502 and $38,644 respectively.

From its inventory, Company decided to use 4 systems for demonstration purposes. As at September 30, 2024, three systems are placed in Company’s premises while 1 system is placed at partner’s location. Hence, these systems are recorded as Property, plant and equipment in accordance with ASC 360.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (As restated)	December 31, 2023

Accounts receivable, net	3,912,702	1,901,244
Accounts receivable, net (non-current)	3,431,439	2,365,013
	7,344,141	4,266,257

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $ 3,431,439 (December 31, 2023: $2,365,013) may not be due and collectible in next one year and thus company classified these receivables as non- current.

Details of customers which accounted for 10% or more of total revenues during the nine months and three months period ended September 30, 2024, and September 30, 2023 and 10% or more of total accounts receivables as at September 30, 2024, and December 31, 2023.

	Percentage of revenue for nine months ended		Percentage of revenue for three months ended		Percentage of Accounts Receivable As at
	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	0%	9%	0%	17%	4%	10%
Customer B	0%	9%	0%	0%	5%	10%
Customer C	0%	10%	0%	0%	6%	12%
Customer D	1%	1%	1%	1%	0%	13%
Customer E	11%	0%	0%	0%	0%	0%
Customer F	9%	0%	26%	0%	0%	0%
Customer G	4%	0%	10%	0%	0%	0%
Customer H	4%	0%	11%	0%	0%	0%
Customer I	4%	0%	12%	0%	1%	0%
Customer J	5%	0%	14%	0%	6%	0%

NOTE 6 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of September 30, 2024, and December 31, 2023.

		September 30, 2024 (As restated)	December 31, 2023

Cash and cash equivalents		220,357	2,022,276

Fixed Deposit	Lien Against Overdraft Facility	5,535,399	4,962,515
	Lien Against Letter of Credit	24,729	24,041
	Lien Against Bank Guarantee	-	43,094
Restricted cash (Current)		5,560,128	5,029,650

Fixed Deposit	Lien Against Bank Guarantee	355,205	19,233
	Lien Against Credit Card Facility	16,572	16,686
Restricted cash (Non-current)		371,777	35,919

Total Cash, cash equivalents and restricted cash		6,152,262	7,087,845

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

NOTE 7 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024 (As restated)	December 31, 2023

Receivables from statutory authorities	2,535,123	1,904,859
Prepaid expense- stock compensation current	1,067,627	1,066,991
Security deposits	127,110	299,540
Other prepaid- current assets	1,006,656	618,627
Prepaid and other current assets	4,736,516	3,890,017

Prepaid expense- stock compensation non current	3,328,564	4,090,131
Security deposits	137,329	225,488
Other prepaid- non current assets	65,809	6,825
Prepaid and other non current assets	3,531,702	4,322,444

Total prepaid, current and non current assets	8,268,218	8,212,461

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued current and non-current expenses consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024 (As restated)	December 31, 2023

Accounts payable	1,798,612	901,552

Payable to statutory authorities	40,399	35,149
Salary payable	563,498	310,789
Other accrued liabilities	1,310,619	144,001

Other accrued liabilities	1,914,516	489,939

Provision for Gratuity Long term	58,144	33,933

Other accrued liabilities- Non Current	58,144	33,933

Total accounts payable, accrued current and non current expenses	3,771,272	1,425,424

Accounts payable $1,798,612 as of September 30, 2024 (December 31, 2023: $901,552), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of 1,310,619 as of September 30, 2024 (December 31, 2023: $144,001), mainly include $ 752,604 advance from customers and expenses payable of $ 332,219.

NOTE 9 – NOTES PAYABLE

In February 2024, the Company raised $2,450,000 through 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from other investors to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company raised $2,000,000 from its affiliate by issuance of two One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

In July 2024, the Company has further raised $500,000 from its affiliate by issuance of One-Year 7% Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

NOTE 10 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of September 30, 2024, and December 31, 2023.

	September 30, 2024 (As restated)	December 31, 2023

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	3,970,564	4,756,389
HDFC Bank Ltd overdraft (OD2)	2,277,618	1,262,537
HDFC Bank working capital demand loan (1) - 8.65%	596,921	-
HDFC Bank working capital demand loan (2) - 8.84%	238,769	-
Bank overdraft	7,083,872	6,018,926

HDFC bank has sanctioned the facilities for the Company which include overdraft and working capital demand loan (WCDL). The facility of HDFC Bank overdraft (OD1) is availed on the basis of lien on the fixed deposits of $5,521,523 provided by the Company while (OD2) is secured by all the current assets, plant and machinery of the Company and additionally secured by personal security of Dr. Sudhir Srivastava for this facility. As of September 30, 2024 and December 31, 2023, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

During the current period, the Company has availed the facility of working capital demand loan (WCDL) against the conversion of Bank overdraft which is availed on basis of lien on the fixed deposits provided by the Company, all the current assets, plant and machinery of the Company and additionally on personal guarantee of Dr. Sudhir Srivastava for this facility as set forth above. This facility of WCDL carries a fixed interest rate (as mentioned above) and is repayable in the month of November 2024 amounting to $835,690.

NOTE 11 – BORROWINGS

As part of our efforts to manage working capital and improve liquidity, we had arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our customer, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC is valid for a period of 666 days. It was classified as a short-term liability (including interest) for the year ended December 31, 2023 which has been settled during the period ended September 30, 2024.

	September 30, 2024 (As restated)	December 31, 2023
Current maturities of long-term debt	-	510,189

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the nine months and three months ended September 30, 2024, the company had sold twenty-one and seven surgical robotic systems respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $249,946 and $93,106 as interest income on account of deferred financing component during the period ended September 30, 2024 and 2023 respectively.

	September 30, 2024 (As restated)	December 31, 2023

Deferred revenue- beginning of period	1,095,480	43,917
Additions	5,650,229	1,053,334
Net changes in liability for pre-existing contracts	6,745,709	1,097,251
Revenue recognized for warranty sales	90,759	1,771
Revenue recognized for instrument sales	56,812	-
Deferred revenue- end of period	6,598,138	1,095,480

Deferred revenue expected to be recognized in:
One year or less	2,302,785	156,330
More than one year	4,295,353	939,150
	6,598,138	1,095,480

For the nine months ended September 30, 2024, and 2023:

The following table disaggregates our revenue by major source:

	September 30, 2024 (As restated)	September 30, 2023

System sales	11,722,762	3,913,492
Instruments sale	660,216	535,447
Warranty sale	96,749	-
Lease income	53,608	-
Total revenue	12,533,335	4,448,939

Revenues for nine months ended September 30, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	September 30, 2024 (As restated)	September 30, 2023

India	11,422,881	3,913,103
Indonesia	602,389	-
Nepal	508,065	-
UAE	-	535,836
	12,533,335	4,448,939

For the three months ended September 30, 2024, and 2023:

The following table disaggregates our revenue by major source:

	September 30, 2024 (As restated)	September 30, 2023

System sales	3,969,805	2,133,295
Instruments sale	337,580	53,711
Warranty sale	58,547	-
Lease income	20,584	-
Total revenue	4,386,516	2,187,006

Revenues for three months ended September 30, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	September 30, 2024 (As restated)	September 30, 2023

India	3,784,127	1,649,205
Indonesia	602,389	-
UAE	-	537,801
	4,386,516	2,187,006

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

As of September 30, 2024, there were 170,864,380 issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preference shares

The Company had outstanding 5,000 shares of preferred stock, par value $0.0001 as at September 30, 2024 and December 31, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of September 30, 2024, and December 31, 2023, there were amounts due from related parties, respectively. The advances are unsecured, non-interest bearing and due on demand.

	September 30, 2024 (As restated)	December 31, 2023

Receivable from related party	1,228,225	1,567,559
Total	1,228,225	1,567,559

The receivable balances from related parties are across the Company and its related entities in the normal course of business. All such receivable balances are non-interest bearing and are receivable on demand.

Receivable from related party amounting to $1,228,225 and $1,567,559 as at September 30, 2024 and December 31, 2023 respectively, majorly consists proceeds of convertible promissory notes raised by the Company from the investors during the respective years, but collected by related entities on its behalf.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

Operating leases	September 30, 2024 (As restated)	December 31, 2023
Assets
Right of use operating lease assets	2,803,090	2,657,554

Liabilities
Current portion of operating lease liabilities	449,301	396,784
Non Current portion of operating lease liabilities	2,478,849	2,351,113
Total lease liabilities	2,928,150	2,747,897

Operating leases	September 30, 2024 (As restated)	December 31, 2023
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	5.44	6.19
Ilabs Info Technology 1st Floor	5.83	-
Ilabs Info Technology Ground Floor	7.67	8.42
Village Chhatarpur-1849-1852-Farm	0.83	1.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	-
Ilabs Info Technology Ground Floor	12.00%	12.00%
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Period ended
	September 30, 2024 (As restated)	September 30, 2023 (As restated)

Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	519,018	362,053

Maturities of lease liabilities as of September 30, 2024 were as follows:

Fiscal Year	Amount in $
2024	193,868
2025	723,267
2026	609,685
2027	622,044
2028	635,022
2029 and thereafter	1,367,793
Total Lease Payment	4,151,679
Less: Imputed Interest	1,223,530
Present value of lease liabilities	2,928,150

NOTE 16 – INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended September 30, 2024, and 2023 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of loss before income taxes consist of the following:

	For the nine months ended
	September 30, 2024 (As restated)	September 30, 2023
Domestic	-	-
Foreign	(17,227,806)	(8,736,042)
Total	(17,227,806)	(8,736,042)

The Company does not have federal and state net operating losses for the period ended September 30, 2024, and September 30, 2023.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2024, and September 30, 2023. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended September 30, 2024, and September 30, 2023.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	September 30, 2024 (As Restated)	September 30, 2023
Accounting loss before income tax	(17,227,806)	(8,736,042)
Income tax benefit at federal statutory rate at 21%	(3,617,839)	(1,834,569)
Foreign tax rate differential	(718,055)	(436,802)
Non-deductible expenses	179,089	9,736
Excess tax expense/(benefit) on depreciation	(44,067)	5,915
Excess tax expense/(benefit) on security deposit	77	142
Impact of unrecognized deferred tax	4,200,796	2,255,578

The Company recorded nil income tax expense for the period ended September 30, 2024 and September 30, 2023, due to losses in current period and prior period and it does not expect to recover the tax benefit on the losses incurred during the period ended September 30, 2024, and September 30, 2023.

The components of the deferred tax balances were as follows:

	September 30, 2024 (As Restated)	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	5,123,862	763,591
Net operating loss	3,482,740	4,360,270
Lease payments	26,263	18,976
Others	160,221	23,754
	8,793,086	5,166,591
Valuation allowance	(8,741,701)	(5,145,040)
Deferred tax assets	51,385	21,551

Deferred tax liabilities:
Depreciation and amortization	51,385	16,763
Others	-	4,788
Deferred tax liabilities	51,385	21,551
Net deferred tax assets/liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of September 30, 2024, and September 31, 2023, and recorded a valuation allowance of $8,741,701 and $5,145,040, respectively.

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

The benefit obligation has been measured as of September 30, 2024, and December 31, 2023. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	September 30, 2024 (As restated)	December 31, 2023
Change in projected benefit obligation
Projected benefit obligation as on beginning	34,005	10,655
Service cost	16,915	15,707
Interest cost	1,799	759
Benefits paid	-	-
Actuarial loss ^	9,860	7,009
Effect of exchange rate changes	(63)	(125)
Projected benefit obligation at end	62,516	34,005
Unfunded status in the end	62,516	34,005
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	58,144	33,933
Current liability (included under accrued employee costs)	4,372	72
Total accrued liability	62,516	34,005
Accumulated benefit obligation at end	35,260	15,508

^	During the period ended September 30, 2024, and December 31, 2023, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, were as follows:

	September 30, 2024 (As restated)	December 31, 2023

Service cost	16,915	15,707
Interest cost	1,799	759
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	18,714	16,466

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	September 30, 2024 (As restated)	September 30, 2023

Net actuarial loss	9,860	6,013
Net prior service cost	-	-
Amount recognized in AOCI, excluding tax effects	9,860	6,013

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	September 30, 2024 (As restated)	December 31, 2023

Discount rate	7.15%	7.08%
Rate of increase in compensation levels	12.50%	15.00%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of September 30, 2024

September 30, 2024	4,138
2025	13,835
2026	12,691
2027	9,948
2028	7,791
2029-2033	40,755

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	September 30, 2024 (As restated)	December 31, 2023	September 30, 2024 (As restated)	December 31, 2023
Financial Assets
Account receivables, net (1)	3,431,439	2,365,013	3,431,439	2,365,013
Other non-current financial assets (2)	144,761	171,146	144,761	171,146
Total	3,576,200	2,536,159	3,576,200	2,536,159
Financial Liabilities
Lease liabilities (3)	2,478,849	2,351,113	2,478,849	2,351,113
Total	2,478,849	2,351,113	2,478,849	2,351,113

(1)	Account receivable net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Leases).

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

Stock options:

Stock options activity for the period ended September 30, 2024, was as follows:

	Number of shares options	Weighted average grant date fair value
Unvested balance as of December 31, 2023	3,382,367	$3.41
Granted	3,350,221	$1.39
Vested	3,350,221	$1.39
Forfeited	-	-
Unvested balance as of September 30, 2024	3,382,367	$3.41

The aggregate fair value of the stock options vested was $ 4,656,807 and $ 3,152,066 during the period ended September 30, 2024 and year ended December 31, 2023 respectively. The options vested during the year were not exercised at the end of the September 30, 2024.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended September 30, 2024, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2023	2,874,223	$7.76
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of September 30, 2024	2,874,223	$7.76

The aggregate grant date fair value of RSAs vested was $nil and $ 6,095,401 during the period ended September 30, 2024, and year ended December 31, 2023 respectively. There were no RSAs issued during the period ended September 30, 2024.

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Unvested options in the beginning	Option vested	Unvested option at period end
01-Jun-23	8.15	5,000	5,000	-
31-Oct-23	8.99	52,963	10,362	42,601
31-Oct-23	8.99	7,130	1,395	5,735
31-Oct-23	8.99	5,673	1,110	4,563
31-Oct-23	8.99	22,368	4,376	17,992
01-Mar-24	6.75	-	15,000	-
21-Aug-24	0.32	-	10,000	-
31-Aug-24	0.32	-	50,000	-
31-Aug-24	0.32	-	50,000	-
31-Aug-24	0.32	-	5,000	-
31-Aug-24	0.32	-	10,000	-

The aggregate grant date fair value of Advisory shares vested was $337,021 and $5,633,147 during the period ended September 30, 2024 and year ended December 31, 2023 respectively.

Stock compensation expenses

During the period ended September 30, 2024 and September 30, 2023, the Company has recorded share compensation expense of $ 12,003,897 and $24,450 respectively in relation to stock options, RSAs and Advisory shares as follows:

	For the period ended	For the period
	September 30, 2024 (As Restated)	ended September 30, 2023
Stock options	6,821,384	-
Restricted stock award (RSA)	4,185,814	-
Advisory shares	996,699	32,600
Total stock compensation expenses	12,003,897	32,600

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during September 30, 2024 is as follows:

	Period ended September 30, 2024 (As restated)
	Stock Options	Stock Options	Restricted stock awards
Grant date	February 13, 2024	November 27, 2023	November 27, 2023
Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	$0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the period ended September 30, 2024, and 2023, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of September 30, 2024, there was $9,100,700, $17,598,752 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.16 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,384 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $16,144 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $9,024 plus taxes and expires on July 31, 2030. In August 2023, SSI India had leased a house pursuant to the terms of employment agreement to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 17,995 plus taxes.

NOTE 21 – SUBSEQUENT EVENTS

1.	The Company borrowed $250,000 each in the months of October and November 2024 from Sushruta Pvt Ltd. to meet certain working capital needs evidenced by an additional One-Year 7% Promissory Note in such principal amount. In October 2024, our SSI-India subsidiary’s working capital facilities from HDFC bank were also increased by an additional $1,093,881.

2.	In December 2024, the Company borrowed $2,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

3.	In January 2025, the Company borrowed $20,000,000 from Sushruta Pvt. Ltd. to meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

4.	In March 2025, the Company borrowed $8,000,000 from Sushruta Pvt. Ltd. To meet certain working capital needs evidenced by an additional 7% One-Year Convertible Promissory Note.

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

The condensed consolidated financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. In the second half of 2022, the Company commercially launched its “SSI Mantra” robotic surgical system in India. During the nine months and three months period ended September 30, 2024, we have sold 21 and 7 systems respectively, which have performed more than 2,759 procedures of various types involving varying degrees of complexities.

Results of Operations

Introduction

The following discussion should be read in conjunction with our condensed consolidated financial statement and Notes thereto. This section of the Report generally discusses 2024 and 2023 items and quarter-to-quarter comparisons between 2024 and 2023.

The Company has recently commenced its commercial operations by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern.

The following table provides selected balance sheet data for our Company as of September 30, 2024, and December 31, 2023:

Balance Sheet Data

	As of September 30, 2023 (As Restated)	As of December 31, 2023
Cash	220,357	2,022,276
Restricted cash**	5,931,905	5,065,569
Total Assets	39,021,252	31, 515,994
Total Liabilities	25,331,432	11 ,797,916
Total liabilities and stockholders’ equity	39,021,252	31,515,994

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. Subsequent to September 2024, the Company has raised $30,500,000 through its affiliates till January 2025, and the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities.

		For the three months ended
S. No.	Particulars	September 30, 2024 (As restated)	September 30, 2023
1	Total Revenue	4,386,516	2,187,006
2	Cost of revenue	(2,069,109)	(1,888,158)
3	Gross profit	2,317,407	298,848
4	Research & development expense	442,839	291,909
5	Stock compensation expense	2,451,355	24,450
6	Depreciation and amortization expense	119,502	38,644
7	Selling, general and administrative expense	2,508,479	1,795,945
8	Loss from operations	(3,204,768)	(1,852,100)
9	Other income (expenses)	(40,715)	(46,438)
10	Income tax expense	-	-
11	Net loss	(3,245,483)	(1,898,538)

Three months ended September 30, 2024, as compared to three months ended September 30, 2023

Total Revenue. We had revenues of $4,386,516 (comprising $3,969,805 of system sales, $337,580 of instrument sales, $58,547 of warranty sales and lease income $20,584), for the three months ended September 30, 2024, compared to $2,187,006 (comprising $2,133,295 of system sales and $53,711 of instrument sales) for the three months ended September 30, 2023. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended September 30, 2024, as compared to the period ended September 30, 2023.

Research and development expense. Research and development expenses were $442,839 during the three months ended September 30, 2024, as compared to $291,909 for the three months ended September 30, 2023. Research and development expense primarily consists of salaries paid to engineers, amounting to $333,625 and $155,104 for the period ended September 30, 2024 and 2023, respectively. The increase in research and development expenses as compared to the previous period is in line with the Company’s continued focus on improving the design and technological capabilities of its SSi Mantra surgical robotic system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $2,451,355 and $24,450 during three months ended September 30, 2024 and September 30, 2023, respectively. The substantial increase in the stock compensation expense in 2024 is primarily the result of the award of stock grants to employees of the subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $119,502 for the period ended September 30, 2024, as compared to $38,644 for the period ended September 30, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $2,508,479 in selling, general and administrative (“SG&A”) expense during the three months ended September 30, 2024, as compared to $1,795,945 September 30, 2023.

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

Other income/expenses. We incurred other expenses of $40,715 for the three months ended September 30, 2024, as compared to $46,438 of other expenses during the three months ended September 30, 2023. The reduction in interest expense from September 30, 2023 to September 30, 2024 resulted from an increase in interest income on fixed deposits with HDFC bank in India.

Net Loss. We incurred a net loss of $3,245,483 for the three months ended September 30, 2024, as compared to a net loss of $1,898,538 for the three months ended September 30, 2023. The increase in net loss from September 30, 2023 to September 30, 2024 is primarily the result of the increase in general and administrative expenses of $712,534 and stock compensation expense of $2,426,905 on account of stock awards and options granted to the employees and executive officers of the Company respectively.

		For the nine months ended
S. No.	Particulars	September 30, 2024 (As restated)	September 30, 2023
1	Total Revenue	12,533,335	4,448,939
2	Cost of revenue	(8,049,960)	(3,304,447)
3	Gross profit	4,483,375	1,144,492
4	Research & development expense	1,729,834	780,462
5	Stock compensation expense	12,003,897	32,600
6	Depreciation and amortization expense	290,079	105,701
7	Selling, general and administrative expense	7,596,841	8,339,593
8	Loss from operations	(17,137,276)	(8,113,864)
9	Other income (expenses)	(90,530)	(622,178)
10	Income tax expense	-	-
11	Net loss	(17,227,806)	(8,736,042)

Nine months ended September 30, 2024, as compared to nine months ended September 30, 2023

Total Revenue. We had revenues of $12,533,335 (comprising $11,722,762 of system sales, $660,216 of instrument sales, $96,749 of warranty sales and lease income $53,608), for the nine months ended September 30, 2024, as compared to $4,448,939 (comprising $3,913,492 of system sales and $535,447 of instrument sales) for the nine months ended September 30, 2023. The increase in net total is primarily due to sale of increased number of surgical robotic systems and instruments in the period ended September 30, 2024, as compared to the period ended September 30, 2023.

Research and development expense. Research and development expenses were $1,729,834 during the nine months ended September 30, 2024, as compared to $780,462 for the nine months ended September 30, 2023. Research and development expense primarily consists of salaries paid to engineers, amounting to $954,621 and $452,227 for the period ended September 30, 2024 and 2023, respectively. The increase in research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its SSi Mantra surgical robotic system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $12,003,897 and $32,600 during nine months ended September 30, 2024 and September 30, 2023, respectively. The substantial increase in the stock compensation expense in 2024 is primarily the result of the award of stock grants to employees of the subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2023 under our Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $290,079 for the period ended September 30, 2024, as compared to $105,701 for the period ended September 30, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $7,596,841 in SG&A expense during the nine months ended September 30, 2024, as compared to $8,339,593 September 30, 2023, respectively.

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

The decrease in SG&A expense is due to non-cash expense incurred relating to shares issued to investors and advisors during the period September 30, 2023.

Other income/expenses. We incurred other expenses of $90,530 for the nine months ended September 30, 2024, as compared to $622,178 of other expenses during the nine months ended September 30, 2023. The reduction in interest expense from September 30, 2023 to September 30, 2024 resulted from an increase in interest income on fixed deposits with HDFC bank in India.

Net Loss. We incurred a net loss of $17,227,806 for the nine months ended September 30, 2024, as compared to a net loss of $8,736,042 for the nine months ended September 30, 2023. The increase in net loss from September 30, 2023 to September 30, 2024 is primarily the result of the decrease in general and administrative expenses of $742,752 and increase in stock compensation expense of $11,971,297 on account of stock awards and options granted to the employees and executive officers of the Company respectively.

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

In July 2024, the Company has further raised $500,000 from its affiliate by issuance of One-Year 7% Promissory Notes to finance its ongoing working capital requirements.

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

Cash Flow

		For the nine months ended
S. No.	Particulars	September 30, 2024 (As restated)	September 30, 2023
	Net cash provided by operating activities:
1	Net loss	(17,227,806)	(8,736,042)
2	Non-cash adjustments	13,150,465	5,245,448
3	Change in operating assets and liabilities	(2,163,928)	(7,477,317)
4	Net cash used in operating activities	(6,241,269)	(10,967,911)
5	Net cash (used in)/ provided by investing activities	(536,337)	(326,078)
6	Net cash provided by financing activities	6,014,946	22,645,723
7	Net change in cash	(762,660)	11,351,734
8	Effect of exchange rate on cash	(172,923)	16,365
9	Cash at beginning of year	7,087,845	274,625
10	Cash at end of year	6,152,262	11,642,724

Cash Flow from Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $6,241,269 resulting from our net loss of $17,227,806 partially offset by non-cash charges of $13,150,465 primarily driven by credit loss reserve, depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $2,163,928 primarily driven by increases in inventory, accounts payable and prepaid expenses.

During the nine months ended September 30, 2023, net cash used in operating activities was $10,967,911 resulting from our net loss of $8,736,042 partially offset by non-cash charges of $5,245,448 primarily driven by depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $7,477,317 primarily driven by increases in inventory, accounts receivable and prepaid expenses.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024, we had net cash used in investing activities of $536,337 in purchase of property and equipment.

During the nine months ended September 30, 2023, we had net cash used in investing activities of $326,078 in purchase of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024, we had net cash, provided by financing activities of $6,014,946, which comprised of $1,064,946 in proceeds from our bank overdraft facility (net), $1,000,000 in proceeds from issuance of convertible notes to principal shareholder, $ 1,450,000 proceeds from issuance of convertible notes to other investors and $2,500,000 in proceeds from issuance of promissory notes to principal shareholder.

During the nine months ended September 30, 2023, we had net cash, provided by financing activities of $22,645,723, which comprised of $2,705,568 in proceeds from our bank overdraft facility (net), $16,980,000 in proceeds from issuance of convertible notes to principal shareholder, $3,000,000 in proceeds from issuance of convertible notes to other investors, $50,000 in proceeds from issuance of common stock against warrants and options and $89,845 on account of repayment of term loans.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

In connection with the restatement of the Company’s condensed consolidated financial statements included in this Amendment, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024.

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

Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in SSi’s internal control in that:

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

Item 2. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification – Chief Executive Officer(1)
31.2	Section 302 Certification – Chief Financial Officer(1)
32.1	Section 906 Certification – Chief Executive Officer(1)
32.2	Section 906 Certification – Chief Financial Officer(1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Compensation Plan or Arrangement.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: April 1, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial and Accounting Officer)