Form 10-K
period 2024-12-31
SS Innovations International, Inc.
filed 2025-04-15
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $138,432,760.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April 14, 2025, was 193,559,340 shares.

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

Forward-looking statements in this Annual Report may include, without limitation, statements regarding:

(i)	the plans and objectives of management for future operations, including plans or objectives relating to the marketing of our surgical robotic systems both in and out of India;

(ii)	the timing or likelihood of regulatory filing, approvals and required licenses for marketing our surgical robotic systems in the U.S., the European Union (the “EU”) and in other countries outside of India and potential delays in obtaining U.S. Food and Drug Administration (“FDA”) approval due to recent reductions in government agency staffing;

(iii)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;

(iv)	the timing, costs and other aspects of our surgical robotic systems;

(v)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our surgical robotic systems;

(vi)	the impact of government laws and regulations;

(vii)	our ability to recruit and retain qualified research and development personnel;

(viii)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;

(ix)	uncertainty in industry demand;

(x)	general economic conditions and market conditions in our industry;

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

ii

TRADEMARKS, TRADE NAMES, SERVICE MARKS AND LOGOS

“SSi,” “SSi Mantra,” SSi logos and other trade names, trademarks or service marks of the Company appearing in this Annual Report are the property of SSi. Other trade names, trademarks or service marks appearing in this Annual Report are the property of their respective holders. Solely for convenience, trade names, trademarks and service marks referred to in this Annual Report appear without the ®  , ™   and SM   symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks and service marks.

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

While surgical robotic systems have gained acceptance globally in the past two decades for providing greater efficiency, better clinical outcomes and reducing healthcare costs, access to such systems remains largely limited to developed countries such as the United States, the European Union (the “EU’) and Japan.

With the SSi Mantra, we are breaking down barriers and accelerating access to surgical robotics technologies in underserved regions of the world.

Developed by a visionary team of surgeons, engineers and industry veterans, the SSi Mantra includes several innovative features to address shortcomings of the current generation of robotic surgery systems.

We commenced development of the SSi Mantra in 2014, received regulatory approval by the Central Drugs Standard Control Organization (“CDSCO”) India’s equivalent of the U.S. Food and Drug Administration (“FDA”), for its sale and use in India and commercially launched sales in August 2022. We also received ISO 13485 (quality management system) approval for the SSi Mantra 3. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than 80 different types of surgical procedures in India without any device related adverse events. As of December 31, 2024, we have installed 62 systems, of which 58 are located in India and 4 at overseas locations. We are currently focusing our efforts on marketing our next generation SSi Mantra 3, which was introduced in June 2024.

Our commercially installed SSi Mantra Surgical Robotic systems in India have been used to perform more than 3,500 surgical procedures, including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. The SSi Mantra 3 has also been granted regulatory approval in Guatemala, Nepal, Ecuador and Indonesia, although our marketing efforts in those countries have been limited to date. We have filed a pre-submission application with the U.S. FDA, requesting feedback on the SSi Mantra. We had a feedback meeting with the FDA on April 2, 2024 and the FDA has indicated that we should pursue the Investigational Device Exemption (“IDE”) route to obtain U.S. approval to market. Currently, we are in the process of preparation of the IDE Application and expect to start our U.S. IDE study in third quarter of 2025, subject to FDA IDE and Institutional Review Board (“IRB”) approvals. We have also been in discussions with an EU Notified Body for the CE certification, which will allow us to market the SSi Mantra in the EU. There can be no assurance as to when we will secure such regulatory approvals, if at all. Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our products and our Indian export license allow us to market our products in fifty non-FDA and non-EU countries without further regulatory approvals. An additional 79 countries require only minimal registration.

In our journey to make the benefits of robotically assisted surgeries available to as many people of the world as possible, we reached several milestones in 2024:

●	In April 2024, our SSi Mantra surgical robotic system was utilized to perform the first pyeloplasty procedure on an infant.

●	In May 2024, we surpassed more than 1,000 procedures globally and 100 robotic cardiac surgeries done using our SSi Mantra systems.

●	In June 2024 we received regulatory approval for the SSi Mantra from the Indonesian Ministry of Health for clinical use in the Republic of Indonesia.

●	We introduced the new generation SSi Mantra 3 Surgical Robotic System at the Society of Robotic Surgery (SRS) Annual Meeting, which took place from June 20-23, 2024 in Orlando, Florida.

●	On June 15, 2024, we completed the first telesurgery for a urology oncology procedure in India. The surgery involved a complex cysto-prostatectomy case with bilateral lymph node dissection, performed at the Rajiv Gandhi Cancer Institute in Delhi located at a distance of about 35 kilometers from the telesurgery lab in our manufacturing facility in Gurugram, Delhi NCR, India.

●	On June 18, 2024, we announced that our SSi Mantra had been installed at Baidya & Banskota Hospital in Kathmandu, Nepal marking the first time a surgical robotic system had been installed in Nepal.

●	From July 23 - 25, 2024, we unveiled our latest generation, SSi Mantra 3 system in the U.S. during an exclusive demonstration for media, analysts and the investment community at our newly opened showroom located in the New York City financial district.

●	On August 27, 2024, we had an interactive pre-submission meeting with the U.S. FDA. The pre-submission meeting was organized with the FDA’s Center for Devices and Radiological Health (“CDRH”) to seek interactive feedback from them regarding our regulatory strategy, biocompatibility assessment, reprocessing validation, and clinical data. Based on the feedback received from the FDA, we are proceeding with a de novo pathway through an IDE application for pre-market submission of our SSi Mantra Surgical Robotic System.

●	September 2, 2024, marked our entry into Central and South American markets with the installation of our first SSi Mantra system at Interhospital, a large multi-specialty hospital in Guayaquil City, Ecuador following receipt of Ecuadorian regulatory approvals for clinical use of SSi Mantra in May 2024 through our distribution partner, Ingemedica Del Ecuador S.A.

●	In November 2024 we successfully performed the first-ever robotic cardiac surgery in Indonesia, a bilateral IMA CABG (Coronary Artery Bypass Graft), and ASD Repair and Beating Heart Totally Endoscopic Coronary Artery Bypass (TECAB). With more than 278 million people, and almost 3,000 hospitals, Indonesia is the world’s fourth-most-populous country and has significant potential for further expansion of its surgical robotic program.

●	As of December 31, 2024, a total of 2,759 robotic surgeries had been successfully completed using our SSi Mantra system globally and the following table demonstrates the capability of our SSi Mantra to perform a wide variety of surgical procedures of varying complexities:

Type of Surgical Procedure	No. of Procedures performed as of December 31, 2024	% of total procedures
General Surgery	1,077	39%
Urology	843	31%
Gynaecology	391	14%
Cardiac	151	5%
Colorectal	156	6%
Gastroenterology	73	3%
Thoracic	45	2%
Head and Neck	19	1%
Plastic/Reconstructive	04	-
Total	2,759	100%

We generate revenues from the sale of the SSi Mantra Surgical Robotic System. We offer our SSi Mantra through three selling models: (i) outright purchase, where revenue is realized upfront; (ii) purchase on a deferred or installment payment basis; and (iii) purchase on a pay-per-procedure basis, where revenue is recognized over time. We also earn recurring revenue from the sales of instruments, accessories and services. We sell our products directly to customers as well as through distributors.

The SSi Mantra improves patient experience, reduces variabilities and disruption and lowers per-procedure costs. We believe that the SSi Mantra benefits patients, physicians and hospitals by providing access to an advanced and optimized robotic system.

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

On April 14, 2023, we consummated the acquisition of CardioVentures, Inc., a Delaware corporation (“CardioVentures”), pursuant to a Merger Agreement dated November 7, 2022 (the “Merger Agreement”), by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”), CardioVentures and Dr. Sudhir Srivastava, who, through his Bahamian holding company, Sushruta Pvt. Ltd. (“Sushruta”), owned a controlling interest in CardioVentures.

CardioVentures, through a subsidiary, owned a controlling interest in Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company (“SSI-India”), which developed and manufactures and markets the SSi Mantra, which is designed to provide an advanced, yet cost-effective surgical robotic system which make the benefits of robotic surgery available to a larger part of the global population.

Pursuant to the Merger Agreement, at Closing, Merger-Sub merged with and into CardioVentures (the “CardioVentures Merger”). In the CardioVentures Merger, holders of the outstanding shares of common stock of CardioVentures (including certain parties who provided interim convertible financing during the pendency of the Merger Agreement, were issued 135,808,884 shares of SSi common stock, representing approximately 95% of issued and outstanding shares of SSi common stock post-merger, with the existing shareholders of SSi holding approximately 6,544,344 shares of SSi common stock representing approximately 5% of issued and outstanding shares of SSi common stock post-merger.

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

Contemporaneously with the closing of the CardioVentures Merger on April 14, 2023, the Company changed its name to “SS Innovations International, Inc.,” effected a one-for-10 reverse stock split and increased its authorized common stock to 250,000,000 shares.

In connection with the consummation of the CardioVentures Merger, Dr. Sudhir Srivastava, through Sushruta, assigned all patents, trademarks and other intellectual property used in the development, commercialization, manufacturing and sale of its medical and surgical robotic systems and products to one or more wholly owned subsidiaries of SSi.

Our principal executive offices are located at 404-405, 3rd   Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India. Our telephone number is +91 73375 53469. Our corporate website is https://ssinnovations.com. Information appearing on our corporate website is not part of this Annual Report and is not incorporated by reference herein. We have included our website address as an inactive textual reference only.

Products

The SSi Mantra

The SSi Mantra Surgical Robotic System is designed to enable surgeons to perform a wide range of surgical procedures including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than fifty different types of surgical procedures in India without any device related adverse events. As of the date of this Annual Report, surgeons have performed over 3,500 surgical procedures in India in a wide array of fields using the SSi Mantra, including many complex surgeries. The SSi Mantra offers the entire operating room staff three-dimensional, high definition (“3D4K”) vision, and gives the surgeon a magnified view up to ten times magnification. Our system uses specialized instrumentation, including a miniaturized surgical camera (endoscope) and wristed instruments (for example, scissors, scalpels and forceps) that are designed to help with the precise dissection and reconstruction of anatomical structures within the body. We are currently focusing our efforts on marketing our next generation SSi Mantra 3, which was introduced in June 2024.

The SSi Mantra 3 is comprised of the following components:

Surgeon Console. The SSi Mantra 3 allows surgeons to operate while comfortably seated at an ergonomic open-faced console. Surgeons use a special pair of passive 3D glasses to view a 3DHD image of the surgical field on a 32-inch 3D 4K resolution monitor with up to ten (10) times magnification, resulting in significantly enhanced vision for the surgeon. The surgeon also has a second large 23-inch 2D touch monitor for system controls and DICOM applications. The surgeon’s fingers grasp extremely precise ergonomic hand controls, with the surgeon’s hands naturally positioned relative to his or her eyes, thereby minimizing strain during the surgeon’s movements. Using electronic hardware, software, algorithms and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time movements of the SSi Mantra instruments positioned through surgical ports going inside of the patient. When using the SSi Mantra 3, the surgeon is able to sit in an ergonomic position and can see both the specific positioning of his or her hands and feet, thereby reducing the learning curve and maintaining comfortable ergonomics during the surgical procedure. In addition, the SSi Mantra’s robotic arms hold the camera and instruments steady, offering greater stability for surgeons and operating room staff.

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

Vision Cart. The vision cart provides an additional 32-inch 3D 4K resolution monitor, identical to the surgeon’s console, for the operating room staff. While wearing the 3D glasses, the entire operating team can view what the surgeon sees with the same depth perception. This ability also helps in reducing the entire team’s learning curve and translates into a safer and more efficient exchange of instruments and introduction of supplies required in surgery. The vision cart also houses the control system for the articulating endoscope and camera and pre-operative guidance software. It has uninterruptible power supply battery backup; universal safety features and incorporates the SSi Mantra multimedia recording and streaming platform.

Tele-Proctoring/Tele-Mentoring Capabilities. The SSi Mantra has a built-in live streaming platform, which provides for remote mentoring and proctoring, thereby resulting in efficient and cost-effective teaching and training capabilities.

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

Mudra Instruments. Most of the more than 30 instruments that we manufacture incorporate Mudra technology with wristed joints for natural dexterity and tips customized for various surgical procedures. Mudra instruments are offered in an 8mm diameter. Various Mudra instrument tips include forceps, scissors, electrocautery tools, scalpels and other surgical tools that are familiar to the surgeon from open surgery and conventional minimally invasive surgery (“MIS”). We have also developed and made available a variety of cardiac surgery specific instruments. A variety of instruments may be selected and used interchangeably during surgery. All instruments are sterilizable at the hospital, and all are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the SSi Mantra and our instruments work together. In addition, the chip generally will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.

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

Tele proctoring and Telesurgery. We are the only surgical robotic company to have received a regulatory approval from CDSCO for both tele proctoring and telesurgery. Following the demonstration of our telesurgery capabilities at the SMRSC 2024, a global conference organized by the Company, we began our clinical trials that were conducted to validate this novel approach towards remote surgery. We first conducted two animal trials at a leading laparoscopy hospital in Delhi NCR region located five kilometers away from our telesurgery lab in our facility. Thereafter, we performed a simple robotic gall bladder removal (Cholecystectomy) to demonstrate safety and efficacy of our SSi Mantra Surgical Robotic System, when utilized in a remote setting. After this trial, SSi commenced clinical trials wherein six complex urology, oncology and gynecology procedures were performed at Rajiv Gandhi Cancer Institute at a distance of approximately 35 kilometers. Most recently, we have successfully performed five robotic cardiac telesurgeries between our telesurgery lab in Gurugram and at a hospital in Jaipur located at a distance of approximately 286 kilometers, marking the world’s first accomplishment in the field of robotic cardiac surgery and in March 2025, we used the SSi Mantra 3 to perform robotic cardiac telesurgery over a 2,000-kilometer distance between SSi’s headquarters in Gurugram, and the Aster CMI Hospital in Bengaluru.

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

SSi Robotic Stapler. We are in the process of finalizing the design and manufacturing of our SSI Robotic Stapler that would have broad applications in General Surgery, Thoracic Surgery and Oncology Surgery. Upon completion of this development, SSI would be the second company globally to have a robotic stapler that is compatible with its robotic surgical platform.

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

SSi Mixed Reality Headset. The SSi Mixed Reality headset is a medical-grade device that we hope will revolutionize intraoperative experiences by seamlessly interfacing with the SSi Mantra Surgical Robotic System. This device is being designed to offer surgeons an immersive 3D endoscopic feed visualization, while interactable augmented objects provide real-time patient vitals and data for enhanced surgical precision. The potentially seamless collaboration between these technologies creates a comprehensive surgical platform, setting a new standard for intraoperative medical advancements and pushing the boundaries of surgical excellence. Some salient features include:

●	Peripheral view

●	1080p resolution 3DHD vision

●	32-inch image projection which allows for one meter depth perception

●	Two separate left and right eye video signals projected through an optical engine onto an opaque micro-LED screen

●	Natural reconstruction of the 3D image by the human brain

SSi MantraM. In March 2025, we unveiled our Mobile Tele-Surgical Unit, the “SSi MantraM” which is designed to offer access to remote robotically-assisted surgical procedures, to geographic areas, which have only limited access to that level of healthcare.

Services

General. We have a network of field service engineers in India and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offers a full complement of services for our customers, including installation, repair, maintenance, 24/7 technical support and proactive system health monitoring.

Our comprehensive support and program assistance helps ensure customers and care teams maximize program performance and protect their investment.

Readiness and Maintenance Support. Readiness support is operational support to ensure smooth onboarding and the adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes services care plans, support teams, monitoring, software upgrades and updates, as well as a customer portal. The service care plan portfolio offers flexible service plans to ensure reliability of the systems and instruments and help optimize the robotics program. The support team of expert field service, remote technical support and customer care agents resolve and prevent any technology issues that could inhibit optimal utilization of our SSi Mantra system. Software upgrades and updates enable the latest product innovations, enhancements and reliability improvements.

Macro Healthcare Trends

Increasing demand for healthcare: The increasing demand for healthcare in emerging markets such as India is driven by population growth and a growing middle class, rising per capita incomes, growing health insurance penetration and changing lifestyles.

These trends are resulting in patients demanding specialized, higher quality products and services, with improved efficiency and outcomes for an overall better healthcare experience. India’s healthcare industry is expected to grow from $370 billion in 2022 to $610 billion in 2026. The proportion of the Indian population in the working age-group (15–59 years of age) is expected to rise from 60.7% in 2011 to 65.1% in 2036. This demographic segment demands, and we believe is willing to spend on high-quality healthcare services.

Growing adoption of technology: Patients and hospitals are increasingly focused on improving clinical outcomes while enhancing patient experience. Hospitals aim to achieve these goals by customizing care, improving provider efficiency by lowering the amount of time required to treat patients and reducing overall costs. Shorter recovery times with robotic-assisted surgery maximizes the operational efficiency of the bed capacity, along with reduction in complications.

Significant unmet need: India has 70,000 hospitals and approximately 21 million major surgeries are performed in India every year. However, only 10,000–12,000 robotic surgeries are done in India annually, representing less than 0.1% of the global volume. Furthermore, laparoscopy is well established in India, leading to a large pool of laparoscopic surgeons. This will facilitate a faster transition from laparoscopy to robotic surgery. There is a large unmet need for surgical robotic systems that are affordable, accessible and have aftermarket support.

Increasing health insurance penetration: Health insurance coverage is an important determinant of access to and demand for healthcare services. Health insurance coverage in India has steadily grown in recent years, covering 70% of the population with nearly 950 million people with either private health insurance or government subsidized schemes such as Ayushman Bharat. Currently, Indians spend approximately 20% of their health spending as an out-of-pocket expenditure compared to 55% in 2019. Key elements of the positive transformation of India’s healthcare system are the National Health Mission, Ayushman Bharat, and medical tourism.

Medical value travel: India has emerged as a leading destination for medical tourism, attracting patients from around the world. The Indian medical tourism market was valued at $2.89 billion in 2020 and is expected to reach $13.42 billion by 2026. The medical tourism sector has emerged as a key growth driver for surgical procedures in India. The factors contributing to the growth of medical tourism include availability of advanced treatments at relatively lower costs, the availability of skilled doctors, advanced technology in private hospitals, English language proficiency and ease of travel. The Indian Government has played a pivotal role in paving the way for these international patients to enter the country and avail their desired medical treatments. It has implemented a number of policies, including the introduction of an e-Medical visa, multiple entry visas and longer stays as needed for treatment.

Favorable regulatory environment: Recently, several policy measures were implemented to drive the growth of India’s healthcare sector. These include increase in public health expenditure to 2.5% of GDP by 2025; an implementation of several large-scale and ambitious initiatives like Ayushman Bharat—the world’s largest universal health coverage scheme covering 500 million people; commitment from the Government to invest $200 billion in medical infrastructure by 2024, as well as the roll out of various schemes under the Aatma Nirbhar Bharat Abhiyaan. In particular, the Performance-Linked Incentive (PLI) Scheme and the Scheme for Promotion of Medical Device Parks offers significant financial incentives for investors to manufacture in India. A new PLI 2.0 scheme is also being prepared for promotion of the in-vitro diagnostics market.

Our Strategy

Our initial strategy is to focus on underserved markets, such as India, where market penetration for surgical robotic systems has in large part been limited because of the high costs of and steep learning curve for existing systems. After validating the SSi Mantra Surgical Robotic System in these markets, which we believe we are currently accomplishing, we intend to leverage its advanced technology, significantly lower cost and ease of training to move into other markets, such as the United States and Europe. Key elements of this strategy include:

Focus on underserved markets. India, where our operations are based and where we have commercially launched the SSi Mantra, has a population of approximately 1.4 billion people and 70,000 hospitals. As a comparison, there are only approximately 6,120 hospitals in the U.S. However, only about 0.1% of global robotic surgical procedures are done in India. By offering our advanced, cost-effective SSi Mantra Surgical Robotic System, we believe that we can significantly penetrate the Indian market, as well as other underserved markets in Asia, Africa, Europe, Central and South America and elsewhere.

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

National and International Medical Conferences. We participated in many International and National Conferences during 2024 hosted by nationally accredited and internationally acclaimed bodies to help both raise awareness about the SSI Mantra surgical robotic platform and provide hundreds of surgeons with the opportunity to have an insight of our SSi Mantra system. Our first Global SMRSC (SSI Mantra Robotic Surgery Conference) that was hosted in January 2024, was attended by over 700 national and international faculty who participated over the course of the two day event and our second Global SMRSC that was hosted in March 2025, was attended by over 1,200 participants and displayed the increased capabilities of the SSi Mantra 3, including the performance of telesurgery and the introduction of our mobile robotic surgical system. At both conferences, key opinion leaders from India and abroad were given the platform to discuss not only their experience with the SSi Mantra but to foster discussions on the global potential of a very disruptive yet cost-effective surgical robotic system.

Clinical Applications

The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than ninety different types of surgical procedures in India without any device related adverse events. As of the date of this Annual Report, we have installed 75 systems in India and overseas, which have been used to perform more than three thousand surgical procedures, including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. We maintain productive collaborations with leading surgeons to explore and develop new techniques and applications for robotic-assisted surgery with the SSi Mantra. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value and hospital value. Representative surgical applications are described below.

Cardiovascular Surgery

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located inferior to the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision commonly used in a non-robotic coronary artery bypass graft procedure. Our products have multiple joints that emulate the surgeon’s shoulders and elbows, allowing exact positioning of the instruments inside the patient’s chest. In addition, our Mudra instrument joints are designed to permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using the SSi Mantra Surgical Robotic System.

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

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery or minimally invasive techniques, which include vaginal, laparoscopic, and robotic-assisted approaches. We believe that robotic-assisted surgery with the SSi Mantra provides patients with the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy.

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

Cystectomy. Robotic-assisted cystectomy is a minimally invasive bladder surgery with the same cancer removal success as open surgery. During robotic cystectomy, robotically trained urology surgeons remove the bladder and redirect the urinary tract using a surgical robot. A robotic cystectomy is performed through a series of small keyhole-sized incisions across the abdomen, which is less painful, heals faster, and produces significantly less surface scarring than the larger incision associated with open surgery.

General Surgery

Hernia Repair. A hernia occurs when an organ or other tissue squeezes through a weak spot in a surrounding muscle or connective tissue. During hernia repair surgery, the weakened tissue is secured, and defects are repaired. Common types of hernias are ventral and inguinal. Ventral, or abdominal hernia, may occur through a scar after surgery in the abdomen. Inguinal hernia is a bulge in the groin and is more common in men.

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

The Global Robotic Surgery Market

General

The global surgical robotics market valued at 9.6 billion in 2023 is forecasted to grow at a robust CAGR of 16.5% reaching US$23.7 billion by 2029*. Surgical robots offer significant advantages in minimally invasive surgery by enabling exceptionally precise manipulation of surgical instruments within constrained operation spaces, surpassing human capabilities. Robotic surgery is a procedure which involves a minimally invasive spectrum and represents an evolution in practice across numerous medical disciplines. Surgical robotics technology is used across various medical specialties, enabling surgeons to perform complex procedures through small incisions, resulting in reduced patient trauma, shorter recovery times, and enhanced patient outcomes. Surgeries conducted utilizing robotic systems are expected to grow by approximately 400%, from 1.6 million surgeries in 2020 to 6.2 million surgeries by 2030.

(*Source:	https://www.marketsandmarkets.com/Market-Reports/surgical-robots-market-256618532.html)

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

Furthermore, as the global population ages, we expect that there will be a greater need for surgical interventions to address age-related health conditions which boosts market growth. Surgical robots assist surgeons in handling the complexities of these procedures, allowing for safer and more effective outcomes in elderly patients. Moreover, initially limited to specific procedures, robotic technologies are now being adapted for a broader spectrum of surgeries across various medical fields, including cardiac, neurology, urology, gynecology, and more. This versatility attracts hospitals and clinics to aim to offer comprehensive robotic surgical services which is expected to drive the market growth.

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

Segmental Overview

The surgical robotics industry is segmented into components, surgery type, and region. By component, the market is categorized into systems, accessories, and services. Based on surgery type, the market is segregated into gynecology surgery, urology surgery, neurosurgery, orthopedic surgery, general surgery, and other surgeries. Region wise, the market is analyzed across North America, Europe, Asia-Pacific, Latin America, the Middle East and Africa (“LAMEA”).

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

By Surgery Type

The general surgery segment dominated the global surgical robotics market share in 2024 and is anticipated to continue this trend during the forecast period. This is attributed to versatility and effectiveness of surgical robotics in a wide range of general surgery procedures, increase in patient demand for minimally invasive surgeries, and ongoing advancements in technology.

By Region

The surgical robotics market size is analyzed across North America, Europe, Asia-Pacific, and LAMEA. North America accounted for a major share of the surgical robotics industry in 2024 in terms of the number of surgical robotic systems installed and is expected to maintain its dominance during the forecast period. In addition, the presence of well-established healthcare infrastructure, high purchasing power, and rise in adoption rate of advanced surgical robotics products are expected to drive the market growth. Furthermore, product launch, collaborations, and acquisitions adopted by the key players in this region boost the growth of the market.

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

India

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

Historically, the lack of investment in healthcare infrastructure in India, has led it to lag World Health Organization (“WHO”) standards in terms of the number of hospital beds and physicians per 1,000 population. In the last several years, with the increasing burden of lifestyle diseases and additional factors such as increasing medical value travel, a systemic shift has occurred in India with a renewed focus on increasing healthcare spending. This trend is reflected in a 19.7% increase in hospital industry revenue from 2020 to 2023 and a 34.8% increase in hospital industry EBIDTA during the same period.

Sales, Marketing and Customer Support

Sales Model

We provide our products through a direct sales organization in India and, outside of India, through an expanding distributor network that, as of December 31, 2024, included distributors in Colombia, Ecuador, Guatemala, Indonesia, the Philippines, the United Arab Emirates, CIS Countries, the Baltic Region, Greece, Cyprus, Sri Lanka, Bangladesh, Nepal, Oman, and Australia.

Our direct sales organization is composed of a capital sales team of ten individuals, who are responsible for selling systems, and a clinical support team of thirty individuals, which is responsible for supporting the systems used in procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and healthcare facilities as well as hospitals and healthcare facilities that are part of an integrated chain. The initial system sale into an account is a major capital equipment purchase by our customers and typically has a lengthy sales cycle that can be affected by evaluation periods, macroeconomic factors, capital spending prioritization, the timing of budgeting cycles and competitive bidding processes. Capital sales activities include educating surgeons, physicians and other hospital staff across multiple specialties on the benefits of robotic-assisted surgery with the SSi Mantra, total treatment costs and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our system, including the clinical benefits of robotic-assisted surgery with the SSi Mantra, such as improved patient outcomes.

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

In cases where the systems are installed on pay per procedure basis, the Company earns revenue share which is a mix of fixed and variable components. Variable components consist of revenue share which is agreed based on the number and type of procedures performed by the customer, while the fixed component involves an agreed amount which the customer is obliged to pay over the lease term. Accordingly, the fixed component is recognized on a straight-line basis as lease income. Since title for the system is not getting transferred to the customer, the cost relating to those systems is capitalized under property, plant and equipment and accordingly depreciation is charged over its period of useful life.

Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. New direct customers who purchase a system typically place an initial stocking order of instruments and accessories soon after they receive their system.

To date, substantially all of our sales have been in India, with one sale each in the United Arab Emirates, Ecuador, Nepal and Indonesia.

Training and Customer Support

We also provide training for surgeons, physicians and staff on the operation and use of the SSi Mantra using a variety of training approaches. These include didactic modules training, hands on training, dry runs with the surgeons and their entire team, in-person proctored initial cases, on-site support for additional cases and remote proctoring support for complex cases. With respect to sale of surgical robotic systems, training is provided at the time of delivery to the end customer, however the effort involved is considered negligible.

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

Research and Development

We focus our research and development efforts on enhancing and improving our products and services with a view to fulfilling our vision that the benefits of advanced robotic surgery should be cost-effective and available to everyone. Through ingenuity and intelligent technology, we believe that we can expand the potential of physicians to heal without constraints due to both cost and accessibility of these technologies. We employ engineering and research and development staff and currently have a research and development team of 65 employees to focus on delivering future innovations and sustaining improvements that advance our mission.

Manufacturing

Our systems and instruments are manufactured by our employees at our approximately 70,000 square-feet facility in Gurugram, Delhi NCR, India. The manufacturing of our products is a complex operation involving a number of separate processes and components.

We purchase both custom and off-the-shelf components from a large number of suppliers from both within India and overseas and subject them to stringent quality specifications, inspections, and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We believe, however, that alternative suppliers are available if it should become necessary, although no assurance can be given that we could secure such alternative sources of supply, if required, on commercially reasonable terms or without undue operational disruption.

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

As of the date of this Annual Report, our intellectual property portfolio consists of 5 granted utility patents and 65 pending utility patent applications, and 10 PCT international WIPO applications as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
Europe				5	February 8, 2043	December 1, 2043	MANTRA
Europe				1	June 9, 2043	June 9, 2043	MAYA
India	4	January 28, 2042	June 28, 2042	15	March 3, 2042	October 11, 2044	MANTRA
India				3	March 31, 2043	December 1, 2043	MANTRA & MAYA
India	1	June 10, 2042	June 10, 2042	1	July 27, 2043	July 27, 2043	MAYA
India				6	September 28, 2041	March 17, 2045	MUDRA
USA				10	January 28, 2043	December 27, 2044	MANTRA
USA				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
USA				1	June 9, 2043	June 9, 2043	MAYA
USA				1	November 4, 2042	November 4, 2042	MUDRA
Japan				2	September 19, 2044	December 27, 2044	MANTRA
Japan				1	August 2, 2044	August 2, 2044	MANTRA & MAYA
Korea				2	September 19, 2044	December 27, 2044	MANTRA
Korea				1	August 2, 2044	August 2, 2044	MANTRA & MAYA
Singapore				2	September 19, 2044	December 27, 2044	MANTRA
Singapore				1	August 2, 2044	August 2, 2044	MANTRA & MAYA
Australia				2	September 19, 2044	December 27, 2044	MANTRA
Australia				1	August 2, 2044	August 2, 2044	MANTRA & MAYA
Israel				2	September 19, 2044	December 27, 2044	MANTRA
Israel				1	August 2, 2044	August 2, 2044	MANTRA & MAYA
BRAZIL				3	February 08, 2043	December 27, 2044	MANTRA
BRAZIL				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
INDONESIA				1	October 20, 2043	October 20, 2043	MANTRA
INDONESIA				1	June 09, 2043	June 09, 2043	MAYA
Total	5			65			70

Further, our intellectual property portfolio also consists of 10 PCT international WIPO applications as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
WIPO				7	May 21, 2025	December 9, 2026	MANTRA
WIPO				1	February 27, 2026	February 27, 2026	MAYA
WIPO				2	October 31, 2025	June 10, 2026	MANTRA & MAYA
Total				10			10

Further, our intellectual property portfolio also consists of 30 granted design patents and 4 pending design patent application as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
India	23	January 31, 2038	September 27, 2039	1	December 20, 2038	December 20, 2038	MANTRA
India	7	August 29, 2038	December 23, 2039	3	October 25, 2039	March 17, 2040	MUDRA
Total	30			4			34

In addition, we have filed 93 applications for trademark registrations in India of which 40 have been registered. Further, we have filed 31 applications for trademark registrations through both Madrid and direct foreign filings of which 13 have been registered.

We have also filed two copyright applications, both of which have been granted.

We intend to apply for additional utility patents, designs and trademarks in various jurisdictions.

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

ISO 13485 Quality Management System

ISO 13485 is an internationally recognized quality management system for the design, development and manufacture of medical devices. It sets out the requirements for a quality management system specific to the medical device industry. This standard is designed to be used by manufacturers throughout the life cycle of a medical device. We are required to meet this standard to register our products for sale globally and are subject to rigorous annual reassessment and audit procedures.

Our Company has developed a Harmonized ISO 13485 QMS system in line with EN ISO 13485 and 21 CFR 820, for compliance with U.S. and European Union (“EU”) quality management systems requirements.

We received ISO 13485 certifications in 2021. During the course of 2024, we conducted recertification audit from EU Notified Body for EN ISO 13485 and ISO 13485 and we received the certification in Q4 of 2024.

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

The CDSCO has further divided the device classifications into 24 panels, where our surgical robotic system is classified as a Class B device pertaining to operating room procedures. This license has been updated to Class C to be in line with the international classification System.

We currently have CDSCO approval for the manufacture, sale and distribution of our products under Class C including the Telesurgery approvals and a license to export our products from India.

In December 2024 we became the first and only company in India to receive CDSCO regulatory approval for telesurgery and tele proctoring capabilities of a surgical robotic system.

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

We have filed a pre-submission application with the U.S. FDA, requesting feedback on the SSi Mantra. We had a feedback meeting with the FDA on April 2, 2024, and the FDA has indicated that we should pursue the Investigational Device Exemption (“IDE”) route to obtain U.S. approval to market. Currently, we are in the process of preparation of the IDE Application and expect to start our U.S. IDE study in third quarter of 2025, subject to FDA IDE and Institutional Review Board (“IRB”) approvals There can be no assurance that we will receive FDA approval to market the SSi Mantra through the IDE route, that we will need to undertake a different path as set forth below or that we will ever receive FDA approval to market.

Under the FDA’s regulatory scheme, medical devices are classified into one of three classes—Class I, Class II or Class III, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe that our current SSi Mantra Surgical Robotic System and other products will be classified as Class II medical devices.

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

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations designed to determine the safety and effectiveness of a medical device must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, which govern investigational device labeling, prohibit the promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigation devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to the FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to studying subjects outweigh the anticipated benefits.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with the manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

In the U.S., our manufacturing processes will be required to comply with the Quality System Regulation (“QSR”). The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulations, the manufacturer’s own procedures, specifications and testing, as well as distribution and post-market experience. Compliance with the QSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records and manufacturing processes are subject to periodically scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

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

We have been in discussions with an EU Notified body for CE certification, which will allow us to market the SSi Mantra in the EU. We expect to submit our CE application submission in the second quarter of 2025. There can be no assurance that we will receive CE certification.

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

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of EU member states. These reports are to be submitted through EUDAMED (once fully functional) and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors, such as the economic operators in the supply chain, will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce the risk of a serious incident associated with the use of a medical device that is made available on the market.

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

Other countries

Regulations in other countries, including the requirements for approvals, certification or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as South Korea, Brazil, Australia and Canada, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations included in the Medical Device Single Audit Program that we will be required to comply with on an ongoing basis. Failure to obtain regulatory approval in any foreign country in which we plan to market our products or failure to comply with any regulation in any foreign country in which we market our products may negatively impact on our ability to generate revenue and harm our business.

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

Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our products and our Indian export license allows us to market our products in fifty (50) non-FDA and non-CE (EU) countries without further regulatory approvals and in an additional seventy-nine (79) countries require only minimal registration. We have received regulatory approval to market and sell our products in the United Arab Emirates, Nepal, Indonesia, Guatemala Philippines, Ukraine and Sri Lanka and have initiated the regulatory approval process, in many other countries, which if successful, will allow us to market our products in more than fifty (50) countries within approximately one year. However, there can be no assurance as to when we will secure any such regulatory approvals, if at all.

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

Employees

As of the date of this Annual Report, we had 378 employees, 175 of whom were engaged in manufacturing, 76 in marketing, sales, clinical support and field service, 61 in research and development, 26 in sourcing, 5 in quality control and 35 in administration. Most of our employees are based at our facility in Gurgaon, Delhi NCR, India. We generally consider our relationship with our employees to be good.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

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

Our cybersecurity program is primarily overseen by our Head-Server and Network Administrator, who works closely with our information technology team and our senior management to develop and advance our cybersecurity strategy, as well as to respond to cybersecurity incidents. Our Head-Server and Network Administrator reports to our Chief Operating Officer on cybersecurity matters and collaborates with stakeholders to assess risks and implement strategies.

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

We have engaged a specialized consulting firm from India to enhance and develop the cybersecurity framework for our products with the aim of protecting sensitive patient data and proprietary device information from cyber threats and ensuring compliance with the latest cybersecurity standards including, HIPPA, FDA regulations, IEC 62443, and NIST guidelines for medical devices.

We have not experienced a cybersecurity incident that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.

Item 2. Properties.

We lease approximately 70,000 square feet in Gurugram, Delhi NCR, India, which serves as our headquarters as well as our manufacturing facility. The facility, spread over three floors, is leased pursuant to a nine-year lease expiring in March 2030 for the third floor, another nine-year lease expiring in May 2032 for the ground floor and another six-year lease expiring in July 2030 for the first floor. All the leases are further renewable under similar mutually agreed terms.

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Pink tier of the over-the-counter market maintained by OTC Markets Group, Inc. under the symbol “SSII.” However, the trading market for our common stock is sporadic and extremely limited. Moreover, until the review of the Form 15c2-11 which has been filed with FINRA on our behalf is cleared by FINRA (as to which no assurance can be given), our common stock is not eligible for proprietary broker-dealer quotations on the over-the-counter market and may only be bought or sold in unsolicited customer orders. This further limits the trading market for our common stock. The Company has also applied to list its common stock on the Nasdaq Stock Market, LLC, although there is no assurance that such application will be approved or that in either case, a liquid trading market for the common stock will develop and be sustained.

Holders of our Common Stock

As of the date of this Annual Report, we had 193,559,340 shares of common stock issued and outstanding and 343 holders of record of our common stock. One of these holders is CEDE and Company, which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this Annual Report, they held approximately 15,051,246 shares of common stock for these shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights		Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,142,838 shares	(1)	$3.863	7,213,096 shares	(1)

Equity compensation plans not approved by security holders	0 shares		–	0 shares

Total	12,142,838	(1)	$ 0	7,213,096	(1)

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan (the “Incentive Plan”). As of the date of this Annual Report, 12,142,838 shares of common stock (comprised of 7,767,431 stock options and 4,375,407 stock grants) were issued under the Incentive Stock Plan. As of the date of this Annual Report, an additional 7,213,096 shares of common stock are available for future issuances under the Incentive Stock Plan.

Recent Sales of Unregistered Securities

In March 2024, the Company issued 15,000 shares of common stock to an investor relations firm for investor relations and digital marketing services.

In August 2024, the Company issued 125,000 shares to certain doctors/proctors for providing their proctoring/mentoring services.

In December 2024, the Company issued 9,034 shares of common stock to a marketing advisory services firm for providing dedicated support, production, graphics, post-production and distribution services.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures under our proprietary brand “SSi Mudra”. Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales and during the year 2024, we further consolidated our installed base of SSi Mantra in various parts of India and also expanded our presence in the global markets.

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

During the year ended December 31, 2024, we sold 36 surgical robotic systems out of which 7 systems were sold on deferred payment basis. In addition, during the year ended December 31, 2024, we also installed 11 systems on a pay-per-use basis. The system installed at the Johns Hopkins Hospital in Baltimore Maryland for research and clinical training, having completed one year period post its import into USA, was returned back to India in compliance with the Indian government regulations for medical devices exported overseas for exhibition/clinical training/research purposes. During the year ended December 31, 2024, we also received back 3 systems which, as of December 31, 2023, were installed in 3 hospitals for evaluation purposes and as such we had no systems under evaluation at any of the hospitals as on December 31, 2024. At the end of December 2024, we had a total of 62 installed systems of which 47 were installed during the year ended December 31, 2024.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company is still in its initial years of revenue generation by way of the sale of its product and has not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise doubt about the Company’s ability to continue as a going concern.

The following table provides selected financial data about our Company at December 31, 2024, and December 31, 2023:

Balance Sheet Data	As of	As of
	December 31,	December 31,
	2024	2023
Cash	466,500	2,022,276
Restricted Cash**	6,157,035	5,065,569
Total Assets	42,385,213	31,515,994
Total Liabilities	28,928,110	11,797,916
Total Shareholders’ Equity	13,457,103	19,718,078

**	Represents Fixed Deposits held by the bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. During 2025, the company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities.

		For the year ended
S. No.	Particulars	December 31, 2024	December 31, 2023
1	Total Revenue	20,649,528	5,875,314
2	Cost of revenue	(12,197,162)	(5,149,786)
3	Gross profit	8,452,366	725,528
4	Research & development expense	2,491,771	1,058,660
5	Stock compensation expense	14,342,784	9,723,492
6	Depreciation and amortization expense	436,005	152,738
7	Selling, general and administrative expense	10,157,768	10,064,622
8	Loss from operations	(18,975,962)	(20,273,984)
9	Other income (expenses)	(175,235)	(604,308)
10	Income tax expense	-	-
11	Net loss	(19,151,197)	(20,878,292)

Year ended December 31, 2024, as compared to year ended December 31, 2023

Revenues. During the year ended December 31, 2024, the Company had revenues of $20,649,528 (comprising $19,457,767 of system sales, $942,548 of instrument sales and $177,518 of warranty sales and $71,695 of Lease income), compared to revenues of $5,875,314 (comprising $5,225,777 of system sales, $647,766 of instrument sales and $1,771 of warranty sales) during the year ended December 31, 2023.The increase in revenue is primarily due to sale of increased number of surgical robotic systems and instruments in the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Research and Development Expenses. Research and Development expenses during the year ended December 31, 2024, were $2,491,771, as compared to $1,058,660 for the year ended December 31, 2023. The increase in the Research and Development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock Compensation Expense. We had stock compensation expenses of $14,342,784 and $9,723,492 during the years ended December 31, 2024, and December 31, 2023 respectively. The substantial increase in the stock compensation expense in 2024 is primarily the result of the award of second tranche of stock grants to employees of the Company and its subsidiaries and the issuance of stock awards and stock options to executive officers of the Company and its subsidiaries in November 2024 under our Incentive Stock Plan, in recognition of their efforts in Company’s operational growth.

Depreciation and amortization expenses. We had depreciation and amortization expense of $436,005 for the year ended December 31,2024, as compared to $152,738 in the year ended December 31, 2023. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, General and Administrative expenses. We incurred $10,157,768 in selling, general and administrative expenses during the year ended December 31, 2024, as compared to $10,064,622 for the year ended December 31, 2023.

Our Selling, General and Administrative expenses (“SG&A”) comprise of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our SG&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. The increase in selling, general and administrative expenses resulted from the increased manpower strength and an increased scale of commercial operations during 2024 as compared to the year ended December 31, 2023.

Other Income (Expenses). We have incurred $175,235 in interest expenses (net) during the year ended December 31, 2024, as compared to an interest expense (net) of $604,308 during the year ended December 31, 2023. The decrease in interest expense (net) from 2023 to 2024 is due to increase in interest income on fixed deposits with HDFC bank in India and interest income recognized during the year related to deferred payment sales.

Net Loss. We incurred a net loss of $19,151,197 for the year ended December 31, 2024, as compared to a net loss of $20,878,292 for the year ended December 31, 2023. The decrease in net loss from 2023 to 2024 is primarily due to increase in gross profit of $7,726,838, offset by increase in stock compensation expense and of $4,619,292 and decrease in interest expense (net) of $ 175,235 from $ 604,308 respectively.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, incurring capital expenditures to have its own manufacturing facility for in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

As of December 31, 2024, the Company had shareholders’ equity of $13,457,103 and a working capital surplus of $6,086,069 as compared to shareholders’ equity of $19,718,078 and a working capital surplus of $12,954,939 as of December 31, 2023.

		For the year ended
S. No.	Particulars	December 31, 2024	December 31, 2023
	Net cash provided by operating activities:
1	Net loss	(19,151,197)	(20,878,292)
2	Non-cash adjustments	16,435,264	15,699,110
3	Change in operating assets and liabilities	(6,787,097)	(10,182,463)
4	Net cash used in operating activities	(9,503,030)	(15,361,645)
5	Net cash used in investing activities	(661,479)	(453,327)
6	Net cash provided by financing activities	9,425,980	22,796,286
7	Net change in cash	(738,529)	6,981,314
8	Effect of exchange rate on cash	274,219	(168,094)
9	Cash at beginning of year	7,087,845	274,625
10	Cash at end of year	6,623,535	7,087,845

Cash Flows Used in Operating Activities

Net cash used in operating activities was $9,503,030 for the year ending 31 December 2024, compared to $15,361,645 for the year ending 31 December 2023, reflecting lower cash losses and decrease in working capital needs due to increased scale of operations. The major drivers contributing to the decrease of $5,858,615 in net cash used in operating activities year-over-year included the following:

●	Decrease in net cash loss to the extent of $2,463,249 (net of non-cash adjustments) in fiscal year 2024 compared to fiscal year 2023. Non-cash adjustments included stock compensation expense, credit loss reserve, operating lease expense, interest expense and depreciation.

●	Decrease of $3,395,366 in operating assets and liabilities comprising mainly of an increase of $4,305,512 in deferred revenue and of $713,744 in accrued expenses and other liabilities in fiscal year 2024 as compared to 2023 and a net decrease of $1,623,890 in other operating assets and liabilities other than deferred revenue, accrued expenses and other liabilities.

●	Changes in accounts receivable contributed to lower cash flow of $1,818,392 for fiscal year 2024 as compared to fiscal year 2023. Although the Company’s revenue increased from system sales by $14,231,990, from instruments sales by $294,782, from warranty sales by $175,747 and from lease income by $71,695 in fiscal year 2024 compared to fiscal year 2023.

●	Increased investment in inventory contributed to higher cash outflow of $7,691,518 for fiscal year 2024 compared to fiscal year 2023 due to revenue growth and expansion of business activities.

Cash Flows from Investing Activities

During the year ended December 31, 2024, we had net cash used in investing activities of $661,479 resulting from purchases of property, plant and equipment.

During the year ended December 31, 2023, we had net cash used in investing activities of $453,327 resulting from purchase of property, plant and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2024, we had net cash, provided by financing activities of $9,425,980, which comprised of $1,975,980 in proceeds from our bank overdraft facility, $3,000,000 each in proceeds from issuance of convertible notes and promissory notes to our principal shareholder and $1,450,000 in proceeds from issuance of convertible notes to other investors.

During the year ended December 31, 2023, we had net cash, provided by financing activities of $22,796,286, which comprised of $2,480,735 in proceeds from our bank overdraft facility, $412,056 in proceeds from issuance of common stock against warrant and options, $16,980,000 in proceeds from issuance of convertible notes to our principal shareholder, $3,000,000 in proceeds from issuance of convertible notes to other investors and $50,000 in proceeds from the exercise of stock options. There was a decrease of $126,505 on account of repayment of term loans

While we have been successful in raising funds to finance our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there is no assurance that we will be able to secure additional funding. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, if we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

Critical Accounting Estimates

Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements under Part II, Item 15, “Exhibits and Financial Statements Schedules.”

We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made.

These policies include fair value of stock options and standalone selling price in case of bundled revenue contracts.

These accounting policies, estimates and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.

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

As of December 31, 2024, the Company has issued two types of equity incentives:

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

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three months’ average share price of common stock on OTC exchange as grant date fair value for RSUs.

Standalone Selling Price:

Our system sale arrangements contain multiple products and services, including system, accessories, instruments and services. Other than services, we generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System, instruments, accessories and services are also sold on a standalone basis. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, historical pricing data, features and functionality of the products and services and industry benchmark. We regularly review standalone selling prices and maintain internal controls over establishing and updating these estimates. Revenue that is allocated to the service obligation is deferred and recognized ratably over the service period upon expiration of first year of service which is free and included in the system sale arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024.

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

Based on the evaluation performed as of December 31, 2024, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Internal Controls over Financial Reporting

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weaknesses described below.

●	We failed to design adequate controls and procedures to provide reasonable assurance that U.S. GAAP was being properly applied to the matters resulting into the restatement of our quarterly financial statements, including recognition of revenue in case of deferred payment sales, recognition of right of use of certain assets and lease liabilities and functional and other classifications, also leading to certain accounting errors as described in details in the restatement notes as included in the respective amended quarterly financial statements.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Remediation Plan

The Company has been addressing and remediating these material weaknesses with the support and assistance of the accounting and financial staff employed by our Indian operating subsidiary. We have enhanced the review process for significant transactions to ensure proper accounting treatment under applicable guidelines and have engaged the external experts to provide guidance to the Company staff in the areas of financial reporting, internal controls, and enterprise risk management and assist it in the application of accounting principles to complex transactions. This external expert group is also helping the Company in strengthening its existing internal controls, policies and Standard Operating Procedures (“SOPs”) in all the major functional areas.

In addition, we have also engaged services of external experts in the field of designing, development and implementation of a comprehensive cloud-based ERP system. The ERP implementation process involves a detailed process study of each of the business functions and engagement with their respective process owners, identifying their linkages with other business functions and designing report formats, data sourcing and customizing the ERP system and training of the respective teams to meet the business data flow and reporting requirements of each business function. Post completion of roll out of all the functional modules under this new cloud-based ERP system which is designed to integrate all business functions within the accounting and financial department would help us in further addressing the abovementioned weaknesses.

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

(b) Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by the Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Sudhir Srivastava, MD	77	Chairman, Chief Executive Officer and Director
Anup Sethi	60	Chief Financial Officer
Vishwajyoti P. Srivastava, M.D	48	President, Chief Operating Officer – South Asia and Director
Barry F. Cohen	85	Chief Operating Officer – Americas and Director
Dr. Mylswamy Annadurai	66	Director
Dr. S.P. Somashekhar	52	Director
Dr. Frederic H Moll	73	Director
Tim Adams	56	Director

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

Vishwajyoti P. Srivastava, M.D., joined the Company on April 14, 2023, as its President, Chief Operating Officer – South Asia and a director upon completion of the CardioVentures Merger. Dr. Srivastava joined SSI-India as President and Chief Operating Officer for South Asia in November 2020. Prior to that, he served as President of OMNI 3DHD from January 2018 to November 2020, where he led the development of a secondary 3D Visualization System that was designed with the objective of giving 3D vision to the entire robotic surgical team. In 2015, Dr. Srivastava served as the COO of a Miami based health and wellness startup, Reshape Inc., that developed an online platform for healthy living initiatives. Dr. Srivastava was also instrumental in the creation of the International College of Robotic Surgery in Atlanta, Georgia, in 2009 as well as the International Centre for Robotic Surgery in New Delhi, India, in 2011. Dr. Srivastava has been deeply involved in the field of surgical robotics since 2008, covering the wide spectrum of clinical applications, teaching and training, tele-mentoring platforms, web-based surgeon didactic training modules, digital media and marketing. Dr. Srivastava graduated from Saint James School of Medicine in Anguilla, receiving his M.D. degree in August 2020. Dr. Srivastava also holds a B.A. in International Studies with a focus on South Asia from the University of Washington in Seattle that he received in 1999. Dr. Srivastava completed all his premedical requirements at Columbia University’s Post Baccalaureate Program in New York City, graduating in 2003. He is fluent in English, Hindi and French.

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

Dr. Frederic H Moll joined the Company as a Director on August 20, 2024. Dr. Moll is a renowned physician and visionary entrepreneur whose pioneering work in medical robotics has shaped the field of minimally invasive surgery. He did his B.A. from the University of California at Berkeley, an M.D. from the University of Washington, and an M.S. in Business Management from Stanford University. He is a pioneer in Medical Robotics, particularly in minimally invasive surgery. Dr. Moll co-founded Intuitive Surgical in 1995, where he co-developed the da Vinci robotic-assisted surgery system, a global standard for minimally invasive surgery. He also founded Hansen Medical and Auris Health, creating advanced robotic technologies for vascular procedures and lung cancer diagnosis, respectively. His innovations have shaped the field of surgery, and he has served on the Boards of influential Healthcare Tech companies like Mako Surgical and RefleXion.

Tim Adams joined the Company as a Director on August 20, 2024. Mr. Adams served as President and CEO of Ascension Saint Thomas Health and Ministry Market Executive for Ascension Tennessee from January 2018 until January 2023, leading a network of nine inpatient facilities across Middle Tennessee. Prior to this, he was the Texas Region Chief Executive Officer at Tenet Healthcare, overseeing 26 hospitals and leading operational efforts for one of the company's largest regions. Earlier in his career, Mr., Adams served as CEO of Cedar Park Regional Medical Center, a partner with Ascension's Seton Healthcare Family, and held executive roles at Community Health Systems and IASIS Healthcare, overseeing multi-hospital operations in Texas and Florida. Beyond his professional commitments, he is also an active member of the healthcare community, serving on numerous boards, including the Tennessee Hospital Association, Nashville Health Care Council, and the United Way of Greater Nashville. He holds a Bachelor of Business Administration from Baylor University and an MBA from The University of Texas at El Paso. In January 2023, Tim transitioned to the role of Regional Operating Officer and Senior Vice President for Ascension, overseeing Ascension ministries in 10 states, including Tennessee.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death.  Executive officers serve at the pleasure of the board of directors.

Family Relationships

●	Dr. Sudhir Srivastava and Dr. Vishwajyoti P. Srivastava are father and son.

There are no other familial relationships among our officers and directors.

Board Committees and Independence

In an effort to improve our corporate governance, the company has constituted three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Our board of directors has determined that Dr. Annadurai, Dr. Somashekhar, Dr. Moll and Mr. Adams are “Independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. Each Committee consists of at least two Independent Directors. In addition, the board has determined that Mr. Adams is an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on his business and management experience

Members of the aforesaid Committee (s) are as follows:

Name of the Committee	Members of the Committee
Audit Committee	Dr. Frederic H Moll Mr. Tim Adams Dr. SP Somasekhar
Compensation Committee	Dr. Frederic H Moll Mr. Tim Adams Mr. Barry F. Cohen
Nominating and Corporate Governance Committee	Dr. Frederic H Moll Mr. Tim Adams

Audit Committee

The audit committee assists our board of directors in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including (a) the quality and integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the independent auditors’ qualifications and independence; and (d) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

●	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditors prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the Company’s financial management on a periodic basis (a) issue regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles; and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company;

●	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

●	maintain open, continuing, and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee shall recommend to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to the Company; and to oversee the evaluation of our board of directors and management.

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of directors’ criteria for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annual committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the year ended December  31, 2024, and up through the date of this Annual Report, except for the following late filings resulting from administrative oversights:

●	A Form 4 reporting the acquisition of 50,000 shares of restricted common by stock by Dr. S.P. Somashekhar on August 31, 2024, pursuant to a grant under the Company’s Incentive Stock Plan, was filed on February 28, 2025.

●	A Form 4 reporting disposition by gift of 17,500 shares of common stock by Dr. Sudhir Srivastava on September 6, 2024, was filed on September 12, 2024.

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $2,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on December 12, 2024, was filed on January 23, 2025.

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $5,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on January3, 2025, was filed on January 23, 2025.

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $5,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on January 31, 2025, was filed on February 21, 2025.

●	A Form 4 reporting the disposition by gift of 221,788 shares of common stock by Dr. Sudhir Srivastava on February 5, 2025, was filed on February 21, 2025.

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer and/or people performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board of Directors.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to earned by or paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)		Option Awards (#)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D. Chairman and	2024	600,000	0	0		5,886,997	(2)	13,307,213	(2)	0	0	289,567	14,196,780
Chief Executive Officer(1)

Anup Kumar Sethi	2024	177,385	0	845,592	(4)	0		0		0	0	866	178,251
Chief Financial Officer(3)

Vishwajyoti P. Srivastava, M.D.	2024	200,000	0	0		845,592	(2)	2,883,468	(2)	0	0	12,164	3,095,632
President and Chief Operating Officer – South Asia(5)

Barry F. Cohen	2024	180,000	0	0		845,592	(2)	2,883,468	(2)	0	0	0	3,063,468
Chief Operating					(7)
Officer-Americas(6)

(1)	Sudhir Srivastava became our Chairman and Chief Executive Officer on April 14, 2023, upon completion of the CardioVentures Merger.

(2)	Represents an option to purchase common stock granted under our Incentive Plan. The option vests in five equal annual installments commencing upon the date of grant and expires five years from the date of grant.

(3)	Mr. Sethi became our Chief Financial Officer on April 14, 2023, upon completion of the CardioVentures Merger.

(4)	Represents a grant of restricted shares of our common stock awarded under our Incentive Plan. The grant vests in five equal annual installments commencing upon the date of grant.

(5)	Dr. Vishwajyoti Srivastava became our President and Chief Operating Officer – South Asia on April 14, 2023, upon completion of the CardioVentures Merger.

(6)	Barry F. Cohen served as our Chairman and Chief Executive Officer from founding of the Company on February 4, 2015, until completion of the CardioVentures Merger on April 14, 2023, when he stepped down from those positions and assumed the position of Chief Operating Officer – Americas.

(7)	Represents a grant of restricted shares of our common stock awarded under our Incentive Plan, which vested in full on the date of grant.

Employment Agreements

The Company, through Otto Pvt. Ltd., an indirect, wholly owned subsidiary was party to employment agreements with each of Dr. Sudhir Srivastava, Anup Kumar Sethi and Dr. Vishwajyoti P. Srivastava. Dr. Sudhir Srivastava’s employment agreement with a base annual salary of $600,000 was with Otto Pvt Ltd. for a five-year period expiring in September 2026. Effective August 1, 2024, his employment agreement was moved to the Company on similar compensation terms now expiring in July 2027. Mr. Sethi’s employment agreement with an annual base salary of $175,000 was also with Otto Pvt Ltd. for a five-year (5-year) period expiring in January 2028. Effective August 1, 2024, his engagement contract was moved to the subsidiary company in India on the same terms of compensation (now payable in local currency) having a term of five years. Dr. Vishwajyoti P. Srivastava’s employment agreement with an annual base salary of $ 200,000 was also with Otto Pvt Ltd. and effective August 1, 2024, it was restructured as a consulting agreement with the Company with the same annual base compensation of $200,000 now expiring in July 2026. Each of the employment/consulting/engagement agreements contain customary confidentiality, assignment of proprietary rights, non-competition and non-solicitation provisions.

The Company is party to an employment agreement with Barry F. Cohen for a three-year (3-year) period expiring in April 2026, which provides for an annual base salary of $180,000. The employment agreement also provides for reimbursement of other reasonable business expenses incurred by Mr. Cohen in the performance of his duties and contains customary confidentiality, assignment of proprietary rights, non-competition and non-solicitation provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2024.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares that have not vested	Market value of shares of stock that have not vested**
Sudhir Srivastava, M.D.	4,364,931	1,522,066	$5.00	Nov 27, 2028
Anup Kumar Sethi					507,355	3,937,076
Vishwajyoti P. Srivastava	338,237	507,355	$5.00	Nov 27, 2028
Barry F. Cohen	338,237	507,355	$5.00	Nov 27, 2028

*	The volume weighted average exercise price per share for all options awarded is $5.00.

**	Based on market price of $7.76 per share on the grant date

The above are options to purchase common stock granted under our Incentive Plan. The options vest in five equal annual instalments commencing upon the date of grant and expire five years from the date of grant.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the year ended December 31, 2024, our last completed fiscal year.

		DIRECTOR COMPENSATION
Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D.	600,000		5,886,997	13,307,213	0	0	289,567	14,196,780
Vishwajyoti P. Srivastava, M.D.	200,000		845,592	2,883,468	0	0	12,164	3,095,632
Barry F. Cohen	180,000		845,592	2,883,468	0	0	0	3,063,468
Dr. Mylswamy Annadurai	0			0	0	0	0	0
Dr. S.P. Somashekhar(1)	0	16,000	0	0	0	0	0	16,000
Tim Adams	0	0		0	0	0	0	0
Frederic H Moll	0	0		0	0	0	0	0

(1)	Represents the value of a grant of 50,000 restricted shares of our common stock awarded under our Incentive Plan. The grant has fully vested as of December 31, 2024.

(2)	Represents the value of options to purchase common stock granted under our Incentive Plan. The option vests in five equal annual instalments commencing upon the date of grant and expires five years from the date of grant.

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

2016 Incentive Stock Plan

Our 2016 Incentive Stock Plan (the “Incentive Stock Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. In the absence of a compensation committee, the 2016 Plan was administered by the board of directors. However, with the recent constitution of compensation committee, the Plan will henceforth be administered by the compensation committee, 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Plan to 20,000,000 shares of common stock. Our board of directors and majority shareholders in October 2023 mandated to keep 10% of our issued and outstanding common shares reserved under the 2016 Incentive Stock Plan. As of December 31, 2024, we have granted options to purchase 7,767,431 shares under the 2016 Plan, exercisable at $5.00 per share and 4,375,407 shares in stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, the beneficial ownership of our common stock by (i) each director and executive officer; (ii) directors and executive officers as a group; (iii) each other five percent (5%) beneficial owner of our common stock.

The percentage ownership information shown in the table is based upon 193,559,340 shares of common stock outstanding as of the date of this Annual Report. Unless otherwise stated, the address of the persons set forth on the table is c/o the Company.

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

Names and addresses of beneficial owners	Number of shares of common stock	Percentage of class (%)
Directors and executive officers
Sudhir Srivastava, M.D.(1)	117,158,445	58.94%
Anup Sethi(2)	378,236	*
Vishwajyoti P. Srivastava, M.D.(3)	338,237	*
Barry F. Cohen(4)	8,501,954	4.28%
Dr. Mylswamy Annadurai	0	*
Dr. S.P. Somashekhar(5)	282,696	*
Tim Adams	5,031,902	2.53%
Dr. Frederic H Moll	20,335,045	10.23%
All directors and executive officers as a group (eight persons)(6)	152,026,515	76.48%
5% or greater shareholders
Manipal Global Health Services	14,949,070	7.52%
22, St. Georges Street, Port Louis 11302, Mauritius

Unless otherwise indicated, the address for all our directors and executive officers is, care of the Company, 404-405, 3rd Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India.

*	Less than 1%.

(1)	Includes (a) 112,761,514 shares held of record by Sushruta Pvt. Ltd. (“Sushruta”), a Bahamian holding company beneficially owned by Dr. Sudhir Srivastava; (b) 32,000 shares held by Dr Sudhir Srivastava; and (c) 4,364,931 shares issuable upon the exercise of vested stock options granted under our Incentive Plan. Sushruta also holds all 1,000 issued and outstanding Series A Preferred Shares, which entitles the holder to 51% of the total voting power of the Company.

(2)	Includes 338,237 vested stock awards granted under the Incentive Plan.

(3)	Represents 338,237 shares issuable upon the exercise of vested stock options granted under the Incentive Plan.

(4)	Includes 338,237 shares issuable upon the exercise of vested stock options granted under the Incentive Plan.

(5)	Includes a grant of 166,348 fully vested restricted shares of our common stock awarded under our Incentive Plan.

(6)	Includes the items in footnotes (1) – (5) above.

(7)	Dr. Ranjan R. Pai is the beneficial owner of the shares of common stock held of record by Manipal Global Health Services.

The people named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights		Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,142,838 shares	(1)	$3.863	7,213,096 shares	(1)

Equity compensation plans not approved by security holders	0 shares		--	0 shares

Total	12,142,838	(1)	$0	7,213,096	(1)

(1)	Represents shares of common stock under our Incentive Stock Plan. As of the date of this Annual Report, 12,142,838 shares of common stock (comprised of 7,767,431 stock options and 4,375,407 stock grants) were issued under the Incentive Stock Plan. As of the date of this Annual Report an additional 7,213,096 shares of common stock are available for future issuances under the Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information to be filed pursuant to this Item 13 are appended to this Annual Report on Form 10-K filed herewith can be found at Part IV, Item 15, “Exhibits and Financial Statement Schedules.” under Note- 21.

Item 14. Principal Accounting Fees and Services.

Fees billed by our independent registered public accounting firms, BDO India LLP (“BDO”) and BF Borgers CPA PC. for services provided for fiscal year 2024 and BF Borgers CPA PC. for fiscal year 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees(1)	686,326	112,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	686,326	112,500

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements including expanded audit services related to the Company’s restatement, quarterly review of financial statements included in the Company’s Quarterly Report on Form 10-Q/A, and audit services provided in connection with other statutory and regulatory filings or engagements. Audit fees include $82,500 relating to filing of “Registration Statement” in Form-S1 of our former auditor BF Borgers CPA PC. (“Borgers”).

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

Pre-Approval Policy

We have recently constituted our audit committee. Provision of the above-mentioned services was approved by our board of directors in the absence of an audit committee at that point in time.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.1(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)+
10.2	Employment Agreement with Dr, Sudhir Srivastava(2)
10.3	Employment Agreement with Dr. Vishwajyoti P. Srivastava(2)+
10.6	Employment Agreement with Anup Sethi(2)+
10.7	Employment Agreement with Barry F. Cohen(3)+
10.8	Promissory Note made in favor of Sushruta Pvt. Ltd.(3)
10.9	Form of Director Appointment Agreement(1)+
10.10	Form of Indemnification Agreement(1)+
14.1	Code of Ethical Conduct(1)
14.2	Insider Trading Policy(4)
21.1	List of Subsidiaries(4)
31.1	Section 302 Certification by Chief Executive Officer(4)
31.2	Section 302 Certification by Chief Financial Officer(4)
32.1	Section 906 Certification by Chief Executive Officer(4)
32.2	Section 906 Certification by Chief Financial Officer(4)
99.1	Audit Committee Charter(4)
99.2	Compensation Committee Charter(4)
99.3	Nominating and Corporate Governance Committee Charter(4)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2023 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 and incorporated herein by reference.

(4)	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: April 15, 2025	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2025	By:	/s/ Sudhir Srivastava
Sudhir Srivastava, M.D., Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2025	By:	/s/ Anup Sethi
Anup Sethi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2025	By:	/s/ Vishwajyoti P. Srivastava
Vishwajyoti P. Srivastava, M.D., President, Chief Operating Officer – South Asia and Director

Dated: April 15, 2025	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Operating Officer – Americas and Director

Dated: April 15, 2025	By:	/s/ Mylswamy Annadurai
Dr. Mylswamy Annadurai, Director

Dated: April 15, 2025	By:	/s/ S.P. Somashekhar
Dr. S.P. Somashekhar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SS Innovations International Inc.

405, 3rd Floor, iLabs Info Technology Centre

Udyog Vihar, Phase III

Gurugram, Haryana 122016, India

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SS Innovations International Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities during the year ended December 31, 2024. The Company is dependent on further funding to meet its obligations to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Standalone Selling Price

As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2024, the Company recognized revenue for system sale arrangements of approximately $19.46 million. The Company’s system sale arrangements could include a combination of the following performance obligations: system(s); system accessories or instruments and extended warranty. For multiple-element arrangements, revenue is allocated to each distinct performance obligation based on its relative standalone selling price (“SSP”). SSP are based on observable prices at which the Company separately sells the products or services. If a SSP is not directly observable, then management estimates the SSP considering market conditions and entity-specific factors including historical pricing data, features and functionality of the products and services and industry data.

We identified the determination of the SSP of distinct performance obligations as a critical audit matter. The determination of SSP requires management’s significant judgments and assumptions. Auditing management’s significant judgments and assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the appropriateness of management’s process and methodology for determining the SSP against relevant accounting literature.

●	Testing the reasonableness of management’s significant assumptions and judgments used in determining the SSP through: (i) assessing a sample of revenue contracts and identifying distinct performance obligations, (ii) evaluating the consistency of assumptions used against internal and external market data and competitor margin data, and (iii) testing the completeness and accuracy of the data used in developing the SSP assumptions.

(Signed BDO India, LLP)

We have served as the Company's auditor since 2024.

Gurugram, India

April 15, 2025

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

		As of
	Notes	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	7	$466,500	$2,022,276
Restricted cash	7	5,838,508	5,029,650
Accounts receivable, net	6	4,466,047	1,901,244
Inventory, net	15	10,206,898	7,017,913
Prepaids and other current assets	8	6,438,338	5,457,576

Total Current Assets		27,416,291	21,428,659

Non- Current Assets:
Property, plant, and equipment, net	4	5,385,955	706,405
Right of use asset	16	2,623,880	2,657,554
Accounts receivable, net	6	3,299,032	2,365,013
Restricted cash	7	318,527	35,919
Prepaids and other non-current assets	8	3,341,528	4,322,444

Total Non-Current Assets		14,968,922	10,087,335
Total Assets		$42,385,213	$31,515,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft facility	11	$7,994,906	$6,018,926
Notes payable	10	7,450,000	-
Current maturities of long-term debt	12	-	510,189
Current portion of operating lease liabilities	16	409,518	396,784
Accounts payable	9	2,312,382	901,552
Deferred revenue	13	1,278,602	156,330
Accrued expenses & other current liabilities	9	1,884,814	489,939

Total Current Liabilities		21,330,222	8,473,720

Non- Current Liabilities
Operating lease liabilities, less current portion	16	2,349,118	2,351,113
Deferred Revenue- non-current	13	5,173,953	939,150
Other non-current liabilities	9	74,817	33,933

Total Non-Current Liabilities		7,597,888	3,324,196
Total Liabilities		28,928,110	11,797,916

Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	14	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 171,579,284 shares and 170,711,880 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	14	17,157	17,072
Accumulated other comprehensive income (loss)	14	(749,625)	(195,499)
Common stock to be issued, 12,500 shares	14	-	50,000
Additional paid in capital	14	56,952,200	43,457,937
Capital reserve		899,917	899,917
Accumulated deficit		(43,662,547)	(24,511,350)

Total stockholders’ equity		13,457,103	19,718,078
Total liabilities and stockholders’ equity		$42,385,213	$31,515,994

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For The Year Ended
	Notes	December 31, 2024	December 31, 2023

REVENUES
System sales	13	19,457,767	5,225,777
Instruments sale	13	942,548	647,766
Warranty sale	13	177,518	1,771
Lease income	13	71,695	-
Total revenue		$20,649,528	$5,875,314
Cost of revenue		(12,197,162)	(5,149,786)

GROSS PROFIT		8,452,366	725,528

OPERATING EXPENSES:
Research & development expense		2,491,771	1,058,660
Stock compensation expense	20	14,342,784	9,723,492
Depreciation and amortization expense	4	436,005	152,738
Selling, general and administrative expense		10,157,768	10,064,622
TOTAL OPERATING EXPENSES		27,428,328	20,999,512

Loss from operations		(18,975,962)	(20,273,984)

OTHER INCOME (EXPENSE):
Interest expense		(973,235)	(894,621)
Interest and other income, net		798,000	290,313
TOTAL OTHER EXPENSE, NET		(175,235)	(604,308)

LOSS BEFORE INCOME TAXES		(19,151,197)	(20,878,292)
Income tax expense	17	-	-
NET LOSS		$(19,151,197)	$(20,878,292)

Net loss per share - basic and diluted	2(r)	$(0.11)	$(0.14)
Weighted average- basic shares	2(r)	170,847,444	144,866,674
Weighted average- diluted shares	2(r)	181,203,673	152,069,825

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(19,151,197)	$(20,878,292)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(539,900)	(243,089)
Retirement Benefit (net of tax)	18	(14,226)	(7,009)
TOTAL COMPREHENSIVE LOSS		$(19,705,323)	$(21,128,390)

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders'
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity

Balance as at December 31, 2022		-	-	128,161,013	12,817	-	-	(12,812)	(3,633,058)	899,917	54,599	(2,678,537)
Preferred stock issued	14	1,000	1	-	-	-	-	(1)	-	-	-	-
Reverse recapitalization	5	-	-	6,545,531	655	-	-	(655)	-	-	-	-
Conversion of notes payable to equity		-	-	30,593,816	3,059	-	-	23,114,844	-	-	-	23,117,903
Stock issued for services	20	-	-	4,562,451	456	-	-	10,630,075	-	-	-	10,630,531
Common stock issued against exercise of warrants	14	-	-	90,514	9	12,500	50,000	362,046	-	-	-	412,055
Common stock issued against exercise of options	14	-	-	50,000	5	-	-	49,995	-	-	-	50,000
Stock grants		-	-	718,555	72	-	-	5,575,914	-	-	-	5,575,986
Share cancellation		-	-	(10,000)	(1)	-	-	1	-	-	-	-
Stock compensation	20	-	-	-	-	-	-	3,738,530	-	-	-	3,738,530
Net loss		-	-	-	-	-	-	-	(20,878,292)	-	(250,098)	(21,128,390)

Balance as at December 31, 2023		1,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	20	-	-	-	-	-	-	7,795,586	-	-	-	7,795,586
Common stock issued against exercise of warrants	14	-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services	20	-	-	149,039	14	-	-	171,236	-	-	-	171,250
Stock grants	20	-	-	705,865	70	-	-	5,477,442	-	-		5,477,512
Net loss		-	-	-	-	-	-	-	(19,151,197)	-	(554,126)	(19,705,323)
Balance as at December 31, 2024		1,000	$1	171,579,284	$17,157	-	-	$56,952,200	$(43,662,547)	$899,917	$(749,625)	$13,457,103

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:

Net loss	$(19,151,197)	$(20,878,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,005	152,738
Operating lease expense	753,449	560,668
Interest Expense	317,234	479,476
Interest and other income, net	(418,426)	(290,313)
Property, plant and equipment written off	48,456	9,250
Credit loss reserve	955,762	-
Shares issued to investors and advisors	-	5,063,799
Stock compensation expense	14,342,784	9,723,492

Changes in operating assets and liabilities:
Accounts receivable, net	(4,890,032)	(3,071,640)
Inventory, net	(7,691,518)	(6,113,810)
Deferred revenue	5,357,075	1,051,563
Prepaids and other assets	(1,411,621)	(2,690,178)
Accounts payable	1,410,830	736,075
Accrued expenses & other liabilities	1,144,037	430,293
Operating lease payment	(705,868)	(524,766)
Net cash used in operating activities	(9,503,030)	(15,361,645)

Cash flows from investing activities:
Purchase of property, plant and equipment	(661,479)	(453,327)
Net cash used in investing activities	(661,479)	(453,327)

Cash flows from financing activities:
Proceeds from issuance of common stock against warrants and options	-	412,056
Proceeds from issuance of promissory notes to principal shareholder	3,000,000	-
Proceeds from issuance of convertible notes to principal shareholder	3,000,000	16,980,000
Proceeds from issuance of convertible notes to other investors	1,450,000	3,000,000
Proceeds from bank overdraft facility (net)	1,975,980	2,480,735
Repayment of term loan	-	(126,505)
Proceeds from warrant exercised pending allotment	-	50,000
Net cash provided by financing activities	9,425,980	22,796,286

Net change in cash	(738,529)	6,981,314
Effect of exchange rate on cash	274,219	(168,094)
Cash and cash equivalents at the beginning of the year^	7,087,845	274,625
Cash and cash equivalents at end of the year	$6,623,535	$7,087,845

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock	-	$23,117,903
Transfer of systems from inventory to property, plant and equipment	$4,502,533	-

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

The Transaction (Note 5) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, AVRA was treated as the “acquired” company (“Accounting Acquiree”) and Cardio Ventures Inc., (the accounting acquirer), was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022, CardioVentures has been considered the ultimate holding company.

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

Principles of Consolidation

The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31.

Reclassifications

Certain prior period amounts in the consolidated statements of operations and consolidated balance sheets have been reclassified to conform with the current period presentation.

Concentrations of Business and Credit Risk

We maintain certain cash balances in excess of limits insured by Federal Deposit Insurance Corporation for US and Deposit Insurance and Credit Guarantee Corporation for India. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any material credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold. Receivables from individual customers exceeding 10% of our total receivables as of December 31, 2024, and 2023 are disclosed separately in Note-6.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these consolidated financial statements are issued. The Company has a working capital surplus of $6,086,069 and an accumulated deficit of $43,662,547 as of December 31, 2024. The Company also had a net loss of $19,151,197 for the year ended December 31, 2024, which was mainly on account of non-cash items like stock compensation expense of $14,342,784 and depreciation and amortization of $436,005. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. The Company has been able to augment its financial resources to further supplement its operations. Subsequent to year end, the Company has issued the convertible notes of $28,000,000 which has been converted into Company’s common stock in March 2025. This conversion of funds has resulted in a significant improvement in the Company’s stockholders’ equity and working capital position.

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

MERGER ACCOUNTING

On April 14, 2023, a wholly owned subsidiary of the Company merged with CardioVentures, Inc., a Delaware corporation, the indirect parent of Sudhir Srivastava Innovations Pvt. Ltd., an Indian private limited company. As a result of the transaction, a “change in control” of the Company took place. In addition, among other matters, the Company changed its name to “SS Innovations International, Inc.” and implemented a one for ten reverse stock split. The consolidated financial statements, financial information and share and per share information contained in this report reflect the operations of both the Company and CardioVentures and give pro forma effect to the reverse stock split.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company regularly evaluates estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management. Significant estimates include fair value of stock options and standalone selling price in case of bundled revenue contracts.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of ninety days or less to be cash equivalents.

(c)	Restricted Cash

Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage for the Company’s operations. For the purposes of the consolidated statement of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents

(d)	Accounts Receivable and Allowance for Expected Credit Loss

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for credit losses for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for credit losses as of December 31, 2024, and December 31, 2023, amounted to $545,799 and $NIL respectively.

(e)	Employee Benefits

Contributions to defined contribution plans are charged to the Consolidated Statements of operations and comprehensive loss in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net.” Refer to Note 18 - Employee Benefit Plans to the consolidated financial statements for details.

(f)	Foreign Currency Translation

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2024 and December 31, 2023 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in selling, general and administrative expense were foreign exchange loss resulting from such translations of approximately $15,228 and $22,855 for the years ended December 31, 2024 and 2023, respectively.

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

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive loss” in the consolidated balance sheets.

The relevant translation rates are as follows: for the year ended December 31, 2024, closing rate at 85.58 USD/INR, average rate at 84.39 USD/INR.

The relevant translation rates are as follows: for the year ended December 31, 2023, closing rate at 83.19 USD/INR, average rate at 82.96 USD/INR.

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

(h)	Cost of Sales

Cost of sales primarily consists of manufacturing cost incurred for production of the Mantra System and the related instruments and accessories which are used to facilitate the use of the Mantra System. Further, Cost of sales also includes other costs such as salaries and rent which are directly attributable to the manufacturing process.

(i)	Selling and Administrative Expenses

Selling and administrative expenses primarily consist of indirect expenses which are not directly attributable to any other identified expense category of the Company.

(j)	Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:

●	Level I — Quoted prices for identical instruments in active markets.

●	Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level III — Instruments whose significant value drivers are unobservable.

(k)	Concentration of Credit Risk

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

(l)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recognized when it is probable that a liability has been incurred, and the amount of the assessment and/or remediation can be reasonably estimated. A disclosure for a contingent liability is made when there is a possible obligation that may require an outflow of resources. When there is a possible obligation or a present obligation in respect of which the likelihood of an outflow of resources is remote, no provision or disclosure is made. Legal costs incurred in connection with such liabilities are expensed as they are incurred. Capital commitments are disclosed in the consolidated financial statements.

(m)	Revenue Recognition

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

Standalone Selling Price:

Our system sale arrangements contain multiple products and services, including system, accessories, instruments and services. Other than services, we generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System, instruments, accessories and services are also sold on a standalone basis. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, historical pricing data, features and functionality of the products and services and industry benchmark. We regularly review standalone selling prices and maintain internal controls over establishing and updating these estimates. Revenue that is allocated to the service obligation is deferred and recognized ratably over the service period upon expiration of first year of service which is free and included in the system sale arrangements.

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

5.

Delivery, Installation, and Training: The Company is responsible for delivering and installing the system at the customer’s premises. Post-installation, the Company provides free training to surgeons and surgical staff to enable them to operate the system effectively. With respect to the sale of surgical robotic systems, training is provided at the time of delivery to the end customer, however the effort involved is considered negligible.

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

Warranty and Annual Maintenance Contract Sales:

By application of ASC 606, a portion of the equipment sales value which is attributable towards the component of annual maintenance contracts is shown separately as Warranty sales. Once the assurance warranty or standard warranty periods are over, the actual maintenance contracts become effective and actual income from maintenance contracts is recognized as a distinct revenue stream.

Lease Income:

Under ASC 842, in cases where the systems are installed on a pay per procedure basis, the Company earns revenue which is a mix of fixed and variable components. Variable component consists of revenue share which is agreed based on the number and type of procedures performed by the customer, while the fixed component involves an agreed amount which the customer is obliged to pay over the lease term. Accordingly, the fixed component is recognized on a straight-line basis as lease income. Since the title to the system is not getting transferred to the counterparty, hence the cost relating to those systems is capitalized under property, plant and equipment and accordingly depreciation is charged over its period of useful life.

(n)	Property Plant & Equipment

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
Research & Development equipment	5
Server & networking	3
Vehicles	5
Pay per use system	10
Demo system	10

(o)	Long-lived Assets

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

(p)	Stock Compensation Expense

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

As of December 31, 2024, the Company has issued two types of equity incentives:

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

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three months’ average share price of common stock on OTC exchange as grant date fair value for RSUs.

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

(q)	Income Taxes

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carry forward periods, and tax planning alternatives. We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If at a later time the assessment of the probability of these tax contingencies changes, accrual for such tax uncertainties may increase or decrease.

The Company has a valuation allowance due to management’s overall assessment of risks and uncertainties related to its future ability in the U.S. to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses (“NOLs”), carry forward temporary differences and future tax deductions.

The effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from the Company’s estimate. Finally, if the Company is impacted by a change in the valuation allowance resulting from a change in judgment regarding the realizability of deferred tax assets, such effect will be recognized in the interim period in which the change occurs.

(r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2024	2023

Net Loss (a)	(19,151,197)	(20,878,292)
Basic weighted average common shares outstanding (b)	170,847,444	144,866,674
Dilutive effect of convertible note (1)	595,309	-
Dilutive effect of stock-based awards	9,760,921	7,203,151
Diluted weighted average common shares outstanding	181,203,673	152,069,825
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:
Basic and Diluted (a)/(b)	(0.11)	(0.14)

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the year. Refer Note 10– Notes Payable to the consolidated financial statements for further details.

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

(s)	Research and Development Costs

Research and development costs are expensed as incurred and include costs of material, salaries, benefits and other headcount-related costs, contract and other outside service fees, and facilities and overhead costs.

(t)	Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

(u)	Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our disclosures and our consolidated financial statements.

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

We adopted this ASU on December 31, 2024, and applied the amendment retrospectively to all periods presented in our consolidated financial statements (refer to Note 3, Segments, for further details).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our disclosures.

(v)	Leases

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

Right-of-use assets (ROU) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms include the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the years ended December 31, 2024, and 2023.

NOTE 3 – SEGMENT INFORMATION

The Company is focused on designing, manufacturing and marketing an advanced, next-generation and affordable surgical robotic system called the SSi Mantra, and the instruments and accessories used with SSi Mantra to perform a wide range of soft-tissue, robotically assisted surgeries. The Company is committed to accelerating access to surgical robotics technologies in all parts of the world and particularly in underserved regions through a comprehensive ecosystem of providing an affordable surgical robotic system, its related instruments and accessories backed up by clinical, field service and maintenance support also provided by the Company. The systems as well as instruments and accessories are primarily designed, developed and manufactured by the Company in its manufacturing facility located in India.

During the year ended December 31, 2024, and 2023, the Company’s revenues from within India accounted for 92% and 91% respectively of total revenue, while revenue from the Company’s markets outside India accounted for 8% and 9%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s long-range plan, which includes product development, technology refinement plans and long-range selling and financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using gross margins and net income / loss from operations.

Significant expenses within income from operations, as well as within net income / loss, include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income include interest and other income, net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment. As of December 31, 2024, and 2023, 100% of long-lived assets were in India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Gross Amount
Computer & peripheral	290,724	180,009
Furniture	175,538	175,707
Leasehold improvement	254,468	154,651
Office equipment	156,579	103,371
Pay Per Use Systems	3,374,228	-
Plant and machinery	377,121	128,498
R & D equipment	-	90,434
Server & networking	34,926	21,999
Vehicles	191,961	183,577
Demo system	1,128,305	-
Capital work in progress	47,592	-
Accumulated depreciation	(645,487)	(331,841)
Total	5,385,955	706,405

Depreciation expenses for the year ended December 31, 2024, and December 31, 2023, amounted to $436,005 and $152,738 respectively.

From its inventory, the Company decided to use 4 systems for demonstration purposes. As at December 31, 2024, three systems are placed in Company’s premises while 1 system is placed at partner’s location. Hence, these systems are recorded as Property, plant and equipment in accordance with ASC 360.

NOTE 5 – REVERSE RECAPITALIZATION

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

Pursuant to the Merger Agreement, the holders of CardioVentures’ common stock also received 1,000 shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”). These shares:

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

	December 31,	December 31,
	2024	2023
Accounts receivable, net (current)	4,466,047	1,901,244
Accounts receivable, net (non-current)	3,299,032	2,365,013
Total accounts receivable, net	7,765,079	4,266,257

The Company performed an analysis of the trade receivables related to SSI-India and determined, based on the deferred payment terms of the contracts, that a $3,299,032 (December 31, 2023: $2,365,013) may not be due and collectible in the next one year and thus the Company classified these receivables as non-current.

Details of customers which accounted for 10% or more of total revenues or 10% or more of total accounts receivables during the years ended December 31, 2024, and 2023:

	Percentage of revenue		Percentage of accounts
	for year ended		receivable as of
	December 31,		December 31,
	2024	2023	2024	2023
Customer A	^	7%	5%	12%
Customer B	-	2%	-	13%
Customer C	-	18%	-	-
Customer D	3%	-	13%	-

^	represents less than 1%.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of December 31, 2024, and December 31, 2023:

		2024	2023

Cash and cash equivalents		466,500	2,022,276

Fixed Deposit	Lien Against Overdraft Facility	5,768,396	4,962,515
	Lien Against Letter of Credit	24,757	24,041
	Lien Against Bank Guarantee	45,355	43,094
Restricted cash (Current)		5,838,508	5,029,650

Fixed Deposit	Lien Against Bank Guarantee	302,307	19,233
	Lien against Credit card facility	16,220	16,686
Restricted Cash (Non- current)		318,527	35,919

Total Cash, cash equivalents and restricted cash		6,623,535	7,087,845

We have classified fixed deposits (FDs), which are subject to withdrawal restrictions, as restricted cash. Additionally, time deposits with a maturity of over one year have been classified as non-current.

The Company has secured a bank overdraft facility from HDFC Bank, collateralized by fixed deposits held with HDFC Bank. This facility includes a withdrawal restriction tied to the fixed deposit. (Refer Note 11 – Bank Overdraft.)

NOTE 8 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of December 31, 2024, and December 31, 2023:

	2024	2023
Receivables from statutory authorities	2,691,800	1,904,859
Prepaid expense - stock compensation current	1,074,991	1,066,991
Security deposit	157,574	299,540
Other prepaid- current assets	2,513,973	2,186,186
Prepaid and other current assets	6,438,338	5,457,576

Prepaid expense - stock compensation non-current	3,052,445	4,090,131
Security deposits	145,198	225,488
Other prepaid- non-current Asset	143,885	6,825
Prepaid and other non-current assets	3,341,528	4,322,444

Total Prepaid, Current and Non-Current Assets	9,779,866	9,780,020

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. Refer Note 20.

Refer Note-21 for Related Party Balances.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the Year ended December 31, 2024 and December 31, 2023:

	2024	2023
Accounts Payable	2,312,382	901,552

Payable to statutory authorities	55,699	35,149
Client liabilities	574,603	49,160
Salary payable	91,825	48,216
Other accrued liabilities	1,162,687	357,414
Other accrued liabilities	1,884,814	489,939

Provision for Gratuity	74,817	33,933
Other accrued liabilities- non-current	74,817	33,933

Total accounts payable, accrued expense and other liabilities	4,272,013	1,425,424

Accounts payable at $2,312,382 as of December 31, 2024 (December 31, 2023: $901,552), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $1,162,687 as of December 31, 2024 (December 31, 2023: $357,414), majorly include accrued expenses of $834,291.

Refer Note-21 for Related Party Balances.

NOTE 10 – NOTES PAYABLE

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

In February 2024, the Company raised $2,450,000 through a private offering of 7% One-Year Convertible Promissory Notes (“Notes”) from two affiliates of $1,000,000 each and $450,000 from three other investors to finance its ongoing working capital requirements. These notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $4.45.

In April 2024, the Company raised $2,000,000 from its affiliate by issuance of two One-Year 7% Promissory Notes of $1,000,000 each, to meet certain working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

In July 2024, the Company raised $500,000 from its affiliate by issuance of One-Year 7% Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

In October and November 2024, the Company raised $500,000 from its affiliate by issuance of One-Year 7% Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes.

In December 2024, the Company raised $2,000,000 from its affiliate by issuance of One-Year 7% Convertible Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $1.38.

Refer Note-21 for Related Party Balances.

NOTE 11 – BANK OVERDRAFT

Bank Overdraft consisted of:

	Year Ended
	December 31,	December 31,
	2024	2023
HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	4,486,181	4,756,389
HDFC Bank Ltd overdraft (OD2)	3,508,725	1,262,537
Bank overdraft	7,994,906	6,018,926

The HDFC Bank overdraft (OD1) of $4,486,181 is availed on the basis of lien on the fixed deposits of $5,404,300 provided by the Company. The HDFC Bank overdraft (OD2) is secured by all the current assets, plant and machinery of the Company and additionally secured by personal guarantees provided by Dr Sudhir Prem Srivastava. As of December 31, 2024 and 2023, all financial and non-financial covenants under the bank overdraft facility agreement were complied with by the Company.

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

NOTE 12 – BORROWINGS

As part of our efforts to manage working capital and improve liquidity, we arranged for Axis Bank to issue a Letter of Credit (LC) on behalf of one of our customers, Indraprastha Cancer Society & Research Centre (RGCI), for $452,818. This LC was valid for a period of 666 days. It was classified as a short-term liability (including interest) for the year ended December 31, 2023, which has been settled by RGCI directly with the Axis Bank during the year ended December 31, 2024.

	2024	2023
Current maturities of long-term debt	-	510,189

NOTE 13 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenue attributable to the warranty is recognized over the period to which it relates. During the year ended December 31, 2024, Company had sold 36 surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $335,222 and $151,497 as interest income on account of deferred financing component during the years ended December 31, 2024, and 2023 respectively.

	For year ended	For year ended
	December 31, 2024	December 31, 2023
Deferred revenue— beginning of period	1,095,480	43,917
Additions	5,685,704	1,053,329
Net changes in liability for pre-existing contracts	6,781,184	1,097,246
Revenue recognized for warranty sales	177,518	1,766
Revenue recognized for instrument sales	151,111	-
Deferred revenue— end of period	6,452,555	1,095,480

	As of December 31, 2024	As of December 31, 2023
Deferred revenue expected to be recognized in:
One year or less	1,278,602	156,330
More than One year	5,173,953	939,150
	6,452,555	1,095,480

The following table disaggregates our revenue by major source:

	Year ended December 31, 2024	Year ended December 31, 2023
System Sales	19,457,767	5,225,777
Instruments Sale	942,548	647,766
Warranty Sales	177,518	1,771
Lease income	71,695	-
Total revenue	20,649,528	5,875,314

Revenues for each of the two years in the period ended December 31, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
India	19,083,703	5,362,814
Nepal	501,719	-
UAE	-	512,500
Indonesia	595,903	-
South America	468,203	-
	20,649,528	5,875,314

NOTE 14 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2024, there were 171,579,284 (December 31, 2023: 170,711,880) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preferred stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Shares”.

As of December 31, 2024, there were 1,000 (December 31, 2023: 1,000) issued and outstanding preferred stock.

Common stock issued at the time of Merger

At Closing of the Merger on April 14, 2023, 135,808,884 shares of our common stock and 1,000 Series A Preferred Shares were issued to Cardio Ventures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the Merger an additional 3,818,028 shares of our common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

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

On November 27, 2023, the Company issued 169,118 shares of common stock to Group Chief Financial Officer, Anup Kumar Sethi, which is 20% of a total grant of 845,592 shares awarded to him against services pursuant to the Company’s 2016 Incentive Stock Plan. The balance of 80% vests in four equal annual instalments subject to his remaining employed by the Company or its subsidiaries.

On November 27, 2023, the Company issued 549,437 shares of common stock to ninety employees of the Company’s subsidiaries, which is 20% of a total grant of 2,747,187 shares awarded to such employees pursuant to the Company’s 2016 Incentive Stock Plan. The balance 80% vests in four equal annual instalments subject to such employees remaining employed by the Company or its subsidiaries.

On March 1, 2024 the Company issued 15,000 shares of common stock to PCG Advisory, for investor and digital marketing services. The total value of such services is $101,250.

On August 31, 2024, the Company issued 125,000 shares of common stock to five advisors in exchange for advisory services to be rendered over a 5 year period. The total value of such services is $40,000. The value of services is calculated at the fair market value of shares as of the date of contract.

On November 27, 2024, the Company issued 169,118 shares of common stock to Group Chief Financial Officer, Anup Kumar Sethi, which is second tranche of 20% of a total grant of 845,592 shares awarded to him against services pursuant to the Company’s 2016 Incentive Stock Plan. The balance of 60% vests in three equal annual instalments subject to his remaining employed by the Company or its subsidiaries.

On November 27, 2024, the Company issued 536,747 shares of common stock to 80 employees of the Company’s subsidiary which is second tranche of 20% of the total shares awarded to them in Nov 2023 pursuant to the Company’s 2016 Incentive Stock Plan. The balance of 60% vests in three equal annual instalments subject to such employees remaining employed by the Company or its subsidiaries.

On December 2, 2024, the Company issued 9,034 shares of common stock to an advisory firm in terms of the engagement document signed with them to provide production and graphics services to the Company.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 15 – INVENTORY

Inventory for the year ended consisted of the following as on:

	December 31, 2024	December 31, 2023

Raw materials (includes goods in transit $969,959 (December 31, 2023: $233,888)]	4,461,898	1,509,135
Work-in-progress	1,436,250	533,108
Finished goods	4,308,750	4,975,670
	10,206,898	7,017,913

NOTE 16 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

	As of December 31
Operating leases	2024	2023
Assets
ROU operating lease assets	2,623,880	2,657,554

Liabilities
Current portion of operating lease	409,518	396,784
Non Current portion of operating lease	2,349,118	2,351,113
Total lease liabilities	2,758,636	2,747,897

	As of December 31
Operating leases	2024	2023
Weighted average remaining lease term (years)
Ilabs Info Technology 3rd Floor	5.19	6.19
Ilabs Info Technology 1st Floor	5.58	-
Ilabs Info Technology Ground Floor	7.42	8.42
Village Chhatarpur-1849-1852-Farm	0.58	1.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12%	12%
Ilabs Info Technology 1st Floor	12%	-
Ilabs Info Technology Ground Floor	12%	12%
Village Chhatarpur-1849-1852-Farm	10%	10%

Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	705,868	524,766

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Leases
Fiscal Year	Amount (in $)
2025	707,907
2026	596,737
2027	608,834
2028	621,537
2029	634,874
2030 and thereafter	703,872
Total Lease Payment	3,873,761
Less: Imputed Interest	1,115,125
Present value of lease liabilities	2,758,636

NOTE 17 – INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the years ended December 31, 2024, and 2023 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2024	2023
Domestic	(17,924,310)	(16,672,162)
Foreign	(1,226,887)	(4,206,130)
Total	(19,151,197)	(20,878,292)

The Company has federal and state net operating losses as of December 31, 2024, and 2023.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024, and 2023. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, and 2023.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Year ended December 31,
	2024	2023
Accounting income / (loss) before income tax	(19,151,197)	(20,878,292)
Income tax expense (benefit) at federal statutory rate at 21%	(4,021,752)	(4,384,441)
Foreign tax rate differential	(798,222)	(1,078,990)
Non-deductible expenses	245,753	(23,494)
Excess tax benefit / (expense) on depreciation	(66,770)	18,621
Excess tax expense on security deposit	286	10,826
Impact of unrecognized deferred tax asset on the loss of the year	4,640,705	5,457,478
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for the years ended December 31, 2024, and 2023 due to losses in current year and prior year and it does not expect to recover the tax benefit on the losses incurred during the years ended December 31, 2024, and 2023.

The components of the deferred tax balances were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	5,123,862	763,591
Net operating loss	3,842,483	4,360,270
Lease payments	28,299	18,976
Credit loss reserve	198,703	-
Others	44,204	23,754
	9,237,551	5,166,591
Valuation allowance	(9,150,495)	(5,145,040)
Deferred tax assets	87,056	21,551

Deferred tax liabilities:
Depreciation and amortization	74,285	16,763
Others	12,771	4,788
Deferred tax liabilities	87,056	21,551
Net deferred tax assets/liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of December 31, 2024, and 2023 and recorded a valuation allowance of $9,150,495 and $5,145,040 respectively.

NOTE 18 – EMPLOYEE BENEFIT PLAN

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

The benefit obligation has been measured as of December 31, 2024, and 2023. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	Year ended December 31,
Change in projected benefit obligation	2024	2023
Projected benefit obligation as of January 1	34,005	10,655
Service cost	30,692	15,707
Interest cost	2,373	759
Benefits paid	-	-
Actuarial loss (^)	14,226	7,009
Effect of exchange rate changes	(463)	(125)
Projected benefit obligation as of December 31	80,833	34,005
Unfunded status as of December 31	80,833	34,005
Unfunded amount recognized in the consolidated balance sheets
Non-current liability (included under other non-current liabilities)	74,817	33,933
Current liability (included under accrued expenses and other current liabilities)	6,016	72
Total accrued liability	80,833	34,005

Accumulated benefit obligation as of December 31	42,792	15,508

(^)	During the years ended December 31, 2024, and 2023, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in Consolidated Statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, were as follows:

	Year ended December 31,
	2024	2023
Service cost	30,692	15,707
Interest cost	2,373	759
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	33,065	16,465

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	Year ended December 31,
	2024	2023
Net actuarial loss	14,226	7,009
Amount recognized in AOCI, excluding tax effects	14,226	7,009

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	2024	2023
Discount rate	7.22%	7.08%
Rate of increase in compensation levels	12.50%	15%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2024	5,177
2025	13,974
2026	14,755
2027	12,660
2028	10,820
2029 – 2033	63,659

NOTE 19 – FAIR VALUE MEASUREMENT – FINANCIAL INSTRUMENTS

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair value
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Financial Assets
Account receivables net (1)	3,299,032	2,365,013	3,299,032	2,365,013
Other non-current financial assets (2)	214,252	171,146	214,252	171,146
Total	3,513,284	2,536,159	3,513,284	2,536,159
Financial Liabilities
Lease liabilities (3)	2,349,118	2,351,113	2,349,118	2,351,113
Total	2,349,118	2,351,113	2,349,118	2,351,113

(1)	Account receivable net of allowance represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long-term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 16 Lease).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 20 – STOCK COMPENSATION EXPENSES

Stock options to Employees: The Company grants shares of the Company’s common stock, par value $ 0.0001 to certain employees under the Company’s 2016 stock incentive plan. The price at which the Grantee shall be entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) shall be US $ 5.00 per Share. The Shares shall vest as to twenty percent (20%) of the shares covered thereunder as of the Grant Date, with the balance of the shares covered thereunder vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

Restricted Stock Award to Employees: The Company grants restricted shares of the Company’s common stock, $ 0.0001 per value to certain employees under the company’s 2016 stock incentive plan. The grant of restricted share is made in consideration of services to be rendered by the Grantee to the Company. The Restricted Stock Award shall vest as to twenty percent (20%) of the Restricted Shares covered thereunder as of the Grant Date, with the balance of the Restricted Shares covered thereunder vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date, subject to the Grantee’s continued employment by the Company, as provided for in the Plan. Unvested portions of the Restricted Stock Award may not be transferred at any time, except to the extent provided for in the Plan. Until the Restricted Stock Award granted under this Agreement vests in accordance with the terms hereof, the Grantee shall have no rights as a shareholder (including, without limitation, voting and dividend rights) with respect to any of the Restricted Shares covered by the Restricted Stock Award.

Stock Options issued to Doctors/Proctors/Advisors (“Advisor’s”): The Company issues shares of the Company’s common stock (“Advisory Shares”) to retain and compensate certain Advisors for performing services for the Company and in exchange for the compensation, which is issued in a phased manner as determined by the company. The “Services” include but are not limited to (a) providing proctoring and medical advisory services, (b) advising the Company on the development of surgical robotics procedures and improvements in design and technology (c) participation in case of observation and performance of live surgeries, and (d) disseminating information about the Company’s products in various scientific meetings and surgical robotic conferences globally (e) investor’s digital marketing support. The Company issues such Advisory Shares in a phased manner commensurate with the period over which the services are to be performed, as determined by the Company.

Stock Options

Stock options activity for the year ended December 31, 2024, was as follows:

	Number of Shares Options	Weighted average grant date fair value per share
Unvested balance as of December 31, 2023	3,382,368	$3.41
Granted	3,350,221	$1.39
Vested	4,195,813	$1.79
Forfeited	-	-
Unvested balance as of December 31, 2024	2,536,776	$3.41

	Number of Shares Options	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2024	5,041,405	$2.06

Stock options activity for the year ended December 31, 2023, was as follows:

	Number of shares options	Weighted average grant date fair value
Unvested balance as of December 31, 2022	-	-
Granted	4,227,960	$3.41
Vested	845,592	$3.41
Forfeited	-	-
Unvested balance as of December 31, 2023	3,382,368	$3.41

	Number of Shares Options	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2023	845,592	$3.41

The aggregate fair value of the stock options vested was $7,540,276 and $2,883,469 during the year December 31, 2024 and 2023 respectively. The options vested during the year were not exercised at the end of the year December 31, 2024. Further there were no stock options issued during the year December 31, 2024.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the year ended December 31, 2024, was as follows:

	Number of Shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2023	2,874,223	$7.76
Granted	-	-
Vested	705,865	$7.76
Forfeited	50,760	7.76
Unvested balance as of December 31, 2024	2,117,598	$7.76

	Number of Shares RSAs	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2024	-	-

Restricted Stock Awards activity for the year ended December 31, 2023, was as follows:

	Number of Shares RSAs	Weighted average grant date fair value per share
Unvested balance as of December 31, 2022	-	-
Granted	3,592,779	$7.76
Vested	718,556	$7.76
Forfeited	-	-
Unvested balance as of December 31, 2023	2,874,223	$7.76

	Number of Shares RSAs	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2023	-	-

During the year ending December 31, 2024, 705,865 RSU were exercised and issued to employees of total common stock of $5,477,512.

The aggregate vesting date fair value of RSUs vested was $5,477,512 and $5,575,995 during the years ended December 31, 2024, and 2023 respectively.

Advisory shares:

Common stock issued to consultants as advisory shares during the year as follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the year	Option vested	Unvested share at year end
1-Jun-23	8.15	5,000	-	5,000	-
31-Oct-23	8.99	52,963	-	13,816	39,147
31-Oct-23	8.99	7,130	-	1,860	5,270
31-Oct-23	8.99	5,673	-	1,480	4,193
31-Oct-23	8.99	22,368	-	5,835	16,533
1-Mar-24	6.75	-	15,000	15,000	-
21-Aug-24	0.32	-	10,000	10,000	-
31-Aug-24	0.32	-	50,000	50,000	-
31-Aug-24	0.32	-	50,000	50,000	-
31-Aug-24	0.32	-	5,000	5,000	-
31-Aug-24	0.32	-	10,000	10,000	-
2-Dec-24	3.32	-	9,034	9,034
		93,134	149,034	177,025	65,143

During the year ending December 31, 2024, 149,034 advisory shares were exercised and issued to advisors of total common stock of $171,250.

The aggregate vesting date fair value of Advisory shares vested was $418,694 and $5,633,147 during the year ended December 31, 2024 and year ended December 31, 2023 respectively.

Stock compensation expenses

During the year ended December 31, 2024, the Company has recorded share compensation expense of $14,342,784 in relation to stock options, RSU and Advisory shares as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Stock options	7,546,149	3,152,066
Restricted stock units (RSU)	5,479,441	6,095,401
Advisory shares	1,317,194	476,025
Total stock compensation expenses	14,342,784	9,723,492

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the years ended December 31, 2024, and 2023, were as follows:

	Year ended December 31, 2024
	Stock Options	Stock Options	Restricted stock awards
Grant date	February 13, 2024	November 27, 2023	November 27, 2023
Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	25.00%	18.50%	18.50%
Exercise prices	$5.00	$5.00	$0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Consolidated Statements of operations and comprehensive loss during the years ended December 31, 2024, and 2023, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of December 31, 2024, there was $8,650,405, $16,432,560 (December 31, 2023: $11,265,277, $21,784,566) of total unrecognized compensation expense related to unvested stock options and restricted stock units respectively, to acquire common stock under the 2016 Inventive Stock plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.91 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 21 – RELATED PARTY

The details of transactions and balances outstanding with the related parties for the year ended December 31, 2024 and 2023 are as follows:

Particulars	For the year ended December 31, 2024	For the year ended December 31, 2023
Transactions during the year:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	345	330
SS International Centre For Robotics Surgery Pvt Ltd	948	2,498
Sudhir Srivastava Medical Innovations Pvt Ltd	491	357
Telegnosis Private Limited	345	383

Reimbursements payable
Sudhir Prem Srivastava	(239,223)	(211,904)

ESOP expenses
Anup Sethi	1,315,032	1,434,606
Barry F. Cohen	577,868	630,413
Dr. Frederic H Moll	-	4,463,799
Dr. S.P. Somashekhar	210,260	34,866
Sudhir Prem Srivastava	6,390,413	1,891,240
Vishwajyoti P. Srivastava, M.D	577,868	630,413

Consultancy charges and other perquisites
Anup Sethi	178,251	167,775
Barry F. Cohen	180,000	128,000
Sudhir Prem Srivastava	889,567	805,992
Vishwajyoti P. Srivastava, M.D	212,164	209,623

Proceeds from notes issued
Sushruta Private Limited	6,000,000	16,980,000

Interest expense on notes
Sushruta Private Limited	194,785	-

Conversion of notes into common stock
Sushruta Private Limited	-	16,980,000

Balances outstanding as on year end:

	As on December 31, 2024	As on December 31, 2023
Balance receivable / (payable)
Accrued expenses & other current liabilities:
Barry F. Cohen	(310,500)	(130,500)
Sushruta Private Limited	(194,785)	-

Vishwajyoti P. Srivastava, M.D	(75,006)	(75,006)

Prepaids and other current assets:
Srivastava Robotic Surgery Pvt Ltd	345	-
SS International Centre For Robotics Surgery Pvt Ltd	948	-
Cardio Bahamas^	(76,741)	(76,741)
SSI PTE Singapore^	(424,586)	(424,586)
Sudhir Prem Srivastava^	1,644,825	2,063,508
Sudhir Srivastava Medical Innovations Pvt Ltd	491	-
Telegnosis Private Limited	727	383
Sushruta Private Limited	5,000	5,000
Notes payable:
Sushruta Private Limited	(6,000,000)	-

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

NOTE 22 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,384 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, the Company’s SSI-India subsidiary signed another lease agreement to occupy additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $16,144 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement to occupy additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $9,024 plus taxes and expires on July 31, 2030. In August 2023, SSI-India leased a house pursuant to the terms of an employment agreement with Dr. Sudhir Srivastava to provide residential accommodation for Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 17,995 plus taxes.

As of December 31, 2024, the Company had committed to spend approximately $27,647 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as “Capital work in progress” under “Property, plant and equipment.”

NOTE 23 – SUBSEQUENT EVENTS

1.	In January 2025, the Company raised $20,000,000 from Sushruta Pvt Ltd. by way of issuing two 7% One-Year Convertible Promissory Notes (“Convertible Notes”) of $5,000,000 each and one 7% One Year Convertible Promissory Note of $10,000,000 for Company’s long-term working capital needs.

2.	In February 2025, the Company paid $4,142,637 towards repayment of five 7% One-Year Promissory Notes totaling to $4,000,000 raised from Sushruta Pvt Ltd., on various dates during the year 2024, along with interest due thereon.

3.	In February 2025, the Company paid $1,068,849 towards repayment of one 7% One-Year Convertible Promissory Notes of $1,000,000 raised from Andrew Economos along with the interest due thereon.

4.	In February 2025, the Company converted Convertible Notes worth $22,000,000 (including $20,000,000 raised in the month of January 2025), along with the interest accrued thereon, issued to Sushruta Pvt Ltd. into 16,046,814 common shares of the Company.

5.	In February 2025, the Company converted three 7% One Year Convertible Promissory Notes totaling to $450,000 along with the interest accrued thereon, into 108,048 common shares of the Company as per the conversion rights exercised by the note holders.

6.	In March 2025, the Company raised another $8,000,000 from Sushruta Pvt Ltd by issuing a 7% One-Year Convertible Promissory Note for long-term working capital requirements of the Company and on March 31, 2025 converted these notes along with the interest accrued thereon, into 5,811,554 common shares of the Company.

7.	In March 2025, the Company issued 7,858 common shares to one ex-employee and 2,619 common shares to an ex-director of the Company on cash-less conversion of the options held by them as per the terms of the Stock Option Agreement options executed by them with the Company.

8.	In April 2025, the Company issued 3,163 shares of common stock to an advisory firm in terms of the engagement document signed with them to provide production and graphics services to the Company.