Form 10-Q
period 2025-03-31
SS Innovations International, Inc.
filed 2025-05-14
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56608

SS INNOVATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	47-3478854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405, 3rd Floor, iLabs Info Technology Centre

Udyog Vihar, Phase III

Gurugram, Haryana 122016, India

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: +91 73375 53469

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SSII	The Nasdaq Stock Market LLC

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

There were 193,603,970 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of May 13, 2025.

Unless the context otherwise requires, the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	2

	Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors.	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	39

Item 3.	Defaults Upon Senior Securities.	39

Item 4.	Mine Safety Disclosures.	39

Item 5.	Other Information.	39

Item 6.	Exhibits	40

SIGNATURES		41

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

		As of
	Notes	March 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	7	$15,873,217	$466,500
Restricted cash	7	5,886,589	5,838,508
Accounts receivable, net	6	3,962,202	4,466,047
Inventory, net	14	14,295,141	10,206,898
Prepaids and other current assets	8	7,602,794	6,438,338
Total Current Assets		47,619,943	27,416,291

Non- Current Assets:
Property, plant, and equipment, net	4	7,044,307	5,385,955
Right of use asset	15	2,629,225	2,623,880
Accounts receivable, net	6	2,818,043	3,299,032
Restricted cash- Non current	7	318,982	318,527
Prepaids and other non current assets	8	3,026,461	3,341,528
Total Non-Current Assets		15,837,018	14,968,922
Total Assets		$63,456,961	$42,385,213

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	11	$7,682,411	$7,994,906
Notes payable	10	-	7,450,000
Current portion of operating lease liabilities	15	368,309	409,518
Accounts payable	9	3,641,410	2,312,382
Deferred revenue	12	1,871,275	1,278,602
Accrued expenses & other current liabilities	9	1,433,308	1,884,814
Total Current Liabilities		14,996,713	21,330,222

Non- Current Liabilities
Operating lease liabilities, less current portion	15	2,402,653	2,349,118
Deferred Revenue- Non Current	12	5,405,227	5,173,953
Other non current liabilities	9	98,078	74,817
Total Non-Current Liabilities		7,905,958	7,597,888
Total Liabilities		$22,902,671	$28,928,110

Stockholders ‘equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 193,556,177 shares and 171,579,284 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	13	19,354	17,157
Accumulated other comprehensive income (loss)	13	(726,911)	(749,625)
Additional paid in capital	13	89,705,829	56,952,200
Capital reserve		899,917	899,917
Accumulated deficit		(49,343,900)	(43,662,547)
Total stockholders’ equity		40,554,290	13,457,103
Total liabilities and stockholders’ equity		$63,456,961	$42,385,213

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three months ended
	Notes	March 31, 2025	March 31, 2024

REVENUES
System sales	12	4,502,482	3,494,759
Instruments sale	12	477,208	118,515
Warranty sale	12	122,504	9,407
Lease income	12	18,416	15,012
Total revenue		$5,120,610	$3,637,693
Cost of revenue		(4,033,402)	(2,909,511)

GROSS PROFIT		1,087,208	728,182

OPERATING EXPENSES:
Research & development expense		1,010,095	527,991
Stock compensation expense	19	2,379,212	7,108,750
Depreciation and amortization expense	4	208,882	80,101
Selling, general and administrative expense		3,410,872	2,843,659
TOTAL OPERATING EXPENSES		7,009,061	10,560,501

Loss from operations		(5,921,853)	(9,832,319)

OTHER INCOME (EXPENSE):
Interest Expense		(379,905)	(190,088)
Interest and other income, net		620,405	180,654
TOTAL OTHER INCOME (EXPENSE), NET		240,500	(9,434)

LOSS BEFORE INCOME TAXES		(5,681,353)	(9,841,753)
Income tax expense	16	-	-
NET LOSS		$(5,681,353)	$(9,841,753)

Net loss per share - basic and diluted	2(r)	$(0.03)	$(0.06)
Weighted average- basic shares	2(r)	178,836,342	170,729,490
Weighted average- diluted shares	2(r)	188,599,859	181,609,691

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(5,681,353)	$(9,841,753)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)		6,876	(79,314)
Retirement Benefit (net of tax)	17	15,838	8,507
TOTAL COMPREHENSIVE LOSS		$(5,658,639)	$(9,912,560)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND MARCH 31, 2024

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity
Balance as at December 31, 2024		1,000	1	171,579,284	17,157	-	-	56,952,200	(43,662,547)	899,917	(749,625)	13,457,103
Stock compensation	19	-	-	-	-	-	-	2,110,467	-	-	-	2,110,467
Common stock issued against exercise of warrants	13	-	-	10,477	1	-	-	(1)	-	-	-	-
Conversion of notes payable to equity	13	-	-	21,966,416	2,196	-	-	30,643,163	-	-	-	30,645,359
Net loss		-	-	-	-	-	-	-	(5,681,353)	-	22,714	(5,658,639)

Balance as at March 31, 2025		1,000	$1	193,556,177	$19,354	-	$-	$89,705,829	$(49,343,900)	$899,917	$(726,911)	$40,554,290

Balance as at December 31, 2023		1,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	-	-	-	-	-	-	6,842,002	-	-	-	6,842,002
Common stock issued against exercise of warrants	13	-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services	13	-	-	15,000	2	-	-	101,249	-	-	-	101,250
Net loss		-	-	-	-	-	-	-	(9,841,753)	-	(70,807)	(9,912,560)

Balance as at March 31, 2024		1,000	$1	170,739,380	$17,075	-	$-	$50,451,186	$(34,353,103)	$899,917	$(266,306)	$16,748,770

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:

Net loss	$(5,681,353)	$(9,841,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,882	80,101
Operating lease expense	205,275	178,871
Interest Expense	155,015	283,868
Interest and other income, net	(140,928)	(168,746)
(Reversal of) / Provision for credit loss reserve	(422,711)	389,330
Stock compensation expense	2,379,212	7,108,750

Changes in operating assets and liabilities:
Accounts receivable, net	1,275,750	(3,186,108)
Inventory, net	(5,082,673)	(1,326,859)
Deferred revenue	823,947	2,290,417
Prepaids and other assets	(1,003,604)	56,511
Accounts payable	1,329,028	926,083
Accrued expenses & other liabilities	48,331	705,455
Operating lease payment	(197,545)	(167,838)
Net cash used in operating activities	(6,103,374)	(2,671,918)

Cash flows from investing activities:
Purchase of property, plant and equipment	(872,804)	(127,255)
Net cash used in investing activities	(872,804)	(127,255)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	(312,495)	188,259
Proceeds from issuance of convertible notes to principal shareholder	28,000,000	1,000,000
Proceeds from issuance of convertible notes to other investors	-	1,450,000
Repayment of convertible notes to principal shareholder, including interest	(4,212,637)	-
Repayment of convertible notes to other investors, including interest	(1,068,849)	-
Net cash provided by financing activities	22,406,019	2,638,259

Net change in cash	15,429,841	(160,914)
Effect of exchange rate on cash	25,412	(31,351)
Cash and cash equivalents at the beginning of the period	6,623,535	7,087,845
Cash and cash equivalents at end of the period	$22,078,788	$6,895,580

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock, including interest	$30,645,360	$-
Transfer of systems from inventory to property, plant and equipment	$994,430	$1,422,880

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

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2025, and the interim condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months and cash flows for the three months ended March 31, 2025 and March 31, 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of March 31, 2025 and our results of operations for the three months and cash flows for the three months ended March 31, 2025 and March 31, 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three months are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $32,623,230 and an accumulated deficit of $49,343,900 as of March 31, 2025. The Company also had a net loss of $5,681,353 for the three months ended March 31, 2025 as compared to loss of $9,841,753 for the three months ended March 31, 2024 which was mainly on account of non-cash items like stock compensation expense of $2,379,212, depreciation of $208,882. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

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

In January 2025, the Company raised $28,000,000 from its affiliate by issuance of One-Year 7% Convertible Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $1.38.

In February 2025, the Company paid $4,212,637 towards repayment of five 7% One-Year Promissory Notes totaling to $4,000,000 raised from Sushruta Pvt Ltd., on various dates during the year 2024, along with interest due thereon.

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

In February 2025, the Company converted Convertible Notes worth $22,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd. into 16,046,814 common shares of the Company.

In March 2025, the Company converted Convertible Notes worth $8,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd into 5,811,554 common shares of the Company.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2025, and December 31, 2024 amounted to $175,647 and $545,799 respectively.

e)	Employee Benefits

Contributions to defined contribution plans are charged to the condensed consolidated statement of operations and comprehensive loss in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net”. Refer to Note 17 - Employee Benefit Plans to the unaudited interim condensed consolidated financial statements for details.

f)	Foreign Currency Translation

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2025 and March 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in selling, general and administrative expense were foreign exchange loss resulting from such translations of approximately $12,094 and $6,151 for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The relevant translation rates are as follows: for the three months ended March 31, 2025 closing rate at 85.46 US$: INR, average rate at 85.52 US$:INR.

The relevant translation rates are as follows: for the three months ended March 31, 2024 closing rate at 83.35 US$: INR, average rate at 83.27 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2024 closing rate at 85.58 US$: INR, average rate at 84.39 US$:INR

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

h)	Cost of Sales

Cost of sales primarily consists of manufacturing cost incurred for production of the Mantra System and the related instruments and accessories which are used to facilitate the use of the Mantra System. Further, Cost of sales also includes other costs such as salaries and rent which are directly attributable to the manufacturing process.

i)	Selling and Administrative Expenses

Selling and administrative expenses primarily consist of indirect expenses which are not directly attributable to any other identified expense category of the Company.

j)	Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:

●	Level I — Quoted prices for identical instruments in active markets.

●	Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level III — Instruments whose significant value drivers are unobservable.

k)	Concentration of Credit Risk

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

l)	Commitments and Contingencies

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

m)	Revenue Recognition

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

Warranty and Annual Maintenance Contract Sales:

By application of ASC 606, a portion of the equipment sales value which is attributable towards the component of annual maintenance contracts is shown separately as Warranty sales. Once the assurance warranty or standard warranty periods are over, the maintenance contracts become effective and actual income from maintenance contracts is recognized as a distinct revenue stream.

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

n)	Property Plant & Equipment

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful life of the assets. The estimated useful lives used in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	4-8
Research & Development equipment	5
Server & networking	3
Vehicles	5
Pay per use systems	10
Demo system	10

o)	Long-lived Assets

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

p)	Stock Compensation Expense

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

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with AVRA 2016 Stock Incentive Plan is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

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

q)	Income Taxes

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

r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For three Months ended March 31,
	2025	2024
Net Loss	(5,681,353)	(9,841,753)
Basic weighted average common shares outstanding	178,836,342	170,729,490
Dilutive effect of convertible note (1)	-	326,830
Dilutive effect of stock-based awards	9,763,517	10,553,371
Diluted weighted average common shares outstanding	188,599,859	181,609,691
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted	(0.03)	(0.06)

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the period. Refer Note 10 – Notes Payable to the condensed consolidated financial statements for further details.

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

s)	Research and Development Costs

In accordance with ASC Topic 730 Research and development costs are expensed as incurred and include costs of material, salaries, benefits and other headcount-related costs, contract and other outside service fees, and facilities and overhead costs.

t)	Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

u)	Recent Accounting Pronouncements

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

v)	Leases

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations. Refer to Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for three months ended March 31, 2025, and March 31, 2024.

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

During the three months ended March 31, 2025, and 2024, the Company’s revenues from within India accounted for 82% and 100% respectively of total revenue, while revenue from the Company’s markets outside India accounted for 18% and nil, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

Significant segment expenses within income from operations, as well as within net income / loss, include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income include interest and other income, net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment. As of March 31, 2025, and December 31, 2024, 100% of long-lived assets were in India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following as on: -

	March 31, 2025	December 31, 2024
Gross Amount
Computer & peripheral	370,365	290,724
Furniture	303,150	175,538
Leasehold improvement	621,828	254,468
Office equipment	279,353	156,579
Pay Per Use Systems	4,373,474	3,374,228
Plant and machinery	431,367	377,121
Server & networking	36,569	34,926
Vehicles	192,235	191,961
Demo system	1,129,916	1,128,305
Capital work in progress	162,624	47,592
Accumulated depreciation	(856,574)	(645,487)
Total	7,044,307	5,385,955

Depreciation expenses for the three months ended March 31, 2025, and 2024 amounted to $208,882 and $80,101 respectively.

From its inventory, the Company determined to use 4 systems for demonstration purposes. As at March 31, 2025, three systems are placed in the Company’s premises while 1 system is placed at partner’s location. These systems are recorded as Property, plant and equipment in accordance with ASC 360.

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

Pursuant to the Merger Agreement, the holders of CardioVentures’ common stock also received shares 5,000 of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”). These shares:

●	Vote together with SSII common stock as a single class, except as required by law.

●	Entitle holders to exercise 51% of the total voting power of the Company.

●	Are not convertible into common stock, have no dividend rights, and carry a nominal liquidation preference.

●	Include protective provisions requiring the majority vote of Series A Preferred Shares to amend their rights.

●	Are subject to automatic redemption for nominal consideration if holders own less than 50% of the shares received in the Merger.

Restructuring and Capital Contributions: Concurrent with the Merger:

●	The Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split, and increased its authorized common stock to 250,000,000 shares.

●	Dr. Sudhir Srivastava, our Chief Executive Officer, through his holding company, assigned patents, trademarks, and other intellectual property related to its surgical robotic systems to a wholly owned subsidiary of SSII.

●	Two investors, including a current director provided interim financing during 2022, contributing $3,000,000 each. As a result, the current director received 7% of SSII’s post-merger issued and outstanding common stock on a fully diluted basis, with 4% treated as stock compensation expenses for strategic value. The second investor received 2.86% of SSII’s post-merger issued shares.

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

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of:

	March 31, 2025	December 31, 2024

Accounts receivable, net	3,962,202	4,466,047
Accounts receivable, net (non-current)	2,818,043	3,299,032
	6,780,245	7,765,079

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $ 2,818,043 (December 31, 2024: $3,299,032) may not be due and collectible in next one year and thus company classified these receivables as non- current.

Details of customers which accounted for 10% or more of total revenues during the three months period ended March 31, 2025, and March 31, 2024 and 10% or more of total accounts receivables as at March 31, 2025, and December 31, 2024.

	Percentage of revenue ended For three months ended		Percentage of accounts receivables as of
	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
Customer A	0%	-	5%	5%
Customer B	-	-	-	13%
Customer C	-	40%	-	7%
Customer D	1%	20%	-	4%
Customer E	0%	13%	-	-
Customer F	0%	12%	4%	3%
Customer G	0%	12%	5%	4%
Customer H	13%	-	-	-
Customer I	14%	-	-	-
Customer J	17%	-	7%	6%
Customer K	11%	-	-	-
Customer L	10%	-	-	-

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of:

		March 31, 2025	December 31, 2024

Cash and cash equivalents		15,873,217	466,500

Fixed Deposit	Lien Against Overdraft Facility	5,816,649	5,768,396
	Lien Against Letter of Credit	24,520	24,757
	Lien Against Bank Guarantee	45,420	45,355
Restricted cash (Current)		5,886,589	5,838,508

Fixed Deposit	Lien Against Bank Guarantee	302,739	302,307
	Lien Against Credit Card Facility	16,243	16,220
Restricted cash (Non-current)		318,982	318,527

Total Cash, cash equivalents and restricted cash		22,078,788	6,623,535

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

NOTE 8 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of:

	March 31, 2025	December 31, 2024

Receivables from statutory authorities	4,080,722	2,691,800
Prepaid expense- stock compensation current	1,074,990	1,074,991
Security deposits	228,354	157,574
Other prepaid- current assets	2,218,728	2,513,973
Prepaid and other current assets	7,602,794	6,438,338

Prepaid expense- stock compensation non current	2,783,701	3,052,445
Security deposits	169,883	145,198
Other prepaid- non current assets	72,877	143,885
Prepaid and other non current assets	3,026,461	3,341,528

Total prepaid, current and non current assets	10,629,255	9,779,866

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following as of:

	March 31, 2025	December 31, 2024

Accounts payable	3,641,410	2,312,382

Payable to statutory authorities	151,991	55,699
Client liabilities	198,710	574,603
Salary payable	34,916	91,825
Other accrued liabilities	1,047,691	1,162,687

Other accrued liabilities	1,433,308	1,884,814

Provision for Gratuity Long term	98,078	74,817

Other accrued liabilities- Non Current	98,078	74,817

Total accounts payable, accrued current and non current expenses	5,172,796	4,272,013

Accounts payable at $3,641,410 as of March 31, 2025 (December 31, 2024: $2,312,382), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $1,047,691 as of March 31, 2025 (December 31, 2024: $1,162,687), mainly include accrued expenses of $985,813.

NOTE 10 – NOTES PAYABLE

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

In January 2025, the Company raised $28,000,000 from its affiliate by issuance of One-Year 7% Convertible Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $1.38.

In February 2025, the Company paid $4,212,637 towards repayment of five 7% One-Year Promissory Notes totaling to $4,000,000 raised from Sushruta Pvt Ltd., on various dates during the year 2024, along with interest due thereon.

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

In February 2025, the Company converted Convertible Notes worth $22,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd. into 16,046,814 common shares of the Company.

In March 2025, the Company converted Convertible Notes worth $8,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd into 5,811,554 common shares of the Company.

NOTE 11 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of:

	March 31, 2025	December 31, 2024

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	4,341,725	4,486,181
HDFC Bank Ltd overdraft (OD2)	3,340,686	3,508,725
Bank overdraft	7,682,411	7,994,906

The HDFC Bank overdraft facility (OD1), amounting to $4,341,725, is availed against a lien on fixed deposits totaling $5,412,015 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $351,050 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided by Dr. Sudhir Prem Srivastava. As of March 31, 2025, and December 31, 2024, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

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

The revenues attributable to the warranty is recognized over the period to which it relates. During the three months ended March 31, 2025, the Company sold eight surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on deferred payment basis, the present value of the invoiced system sales realizable over the deferred payment period is recognized as systems sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income in other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $79,236 and $71,181 as interest income on account of deferred financing component during the three months ended March 31, 2025 and 2024 respectively.

	As of March 31, 2025	As of December 31, 2024

Deferred revenue- beginning of period	6,452,555	1,095,480
Additions	1,028,897	5,685,704
Net changes in liability for pre-existing contracts	7,481,452	6,781,184
Revenue recognized for warranty sales	122,504	177,518
Revenue recognized for instrument sales	82,446	151,111
Deferred revenue- end of period	7,276,502	6,452,555

Deferred revenue expected to be recognized in:
One year or less	1,871,275	1,278,602
More than one year	5,405,227	5,173,953
	7,276,502	6,452,555

The following table disaggregates our revenue by major source for three months period ended:

	March 31, 2025	March 31, 2024

System sales	4,502,482	3,494,759
Instruments sale	477,208	118,515
Warranty sale	122,504	9,407
Lease income	18,416	15,012
Total revenue	5,120,610	3,637,693

Revenues by geographic region (determined based upon customer domicile), were as follows for the three months ended:

	March 31, 2025	March 31, 2024

India	4,188,394	3,637,693
Indonesia	872,977	-
South America	51,884	-
UAE	7,355	-
	5,120,610	3,637,693

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

As of March 31, 2025, there were 193,556,177 (December 31, 2024: 171,579,284) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preference shares

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Shares”.

As of March 31, 2025, there were 1,000 (December 31, 2024: 1,000) issued and outstanding preferred stock.

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

On February 12, 2025, the Company issued 48,030 shares of common stock to Ashok Kumar Hemal against the conversion of notes amounting to $213,732 including interest thereon at conversion price of $4.45 per share.

On February 13, 2025, the Company issued 30,010 and 30,008 shares of common stock to Sandra R Johnson Trustee and Dorthea B Hardin Living Trust against the conversion of notes amounting to $133,546 and $133,534 respectively including interest thereon at conversion price of $4.45 per share.

On February 20, 2025, the Company issued 16,046,814 shares of common stock to Sushruta against the conversion of notes amounting to $22,144,603 including interest thereon at conversion price of $1.38 per share.

On March 01, 2025, the Company issued 7,858 common shares to one ex-employee and 2,619 common shares to an ex-director of the Company on cash-less conversion of the options held by them as per the terms of the Stock Option Agreement options executed by them with the Company.

On March 31, 2025, the Company issued 5,811,554 shares of common stock to Sushruta against the conversion of notes amounting to $8,019,945 including interest thereon at conversion price of $1.38 per share.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 14 – INVENTORY

Inventory consisted of the following as of:

	March 31, 2025	December 31, 2024

Raw materials (includes goods in transit $1,049,254 (December 31, 2024: $969,959)]	6,836,914	4,461,898
Work-in-progress	1,491,645	1,436,250
Finished goods	5,966,582	4,308,750
	14,295,141	10,206,898

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

Operating leases	As of March 31, 2025	As of December 31, 2024
Assets
Right of use operating lease assets	2,629,225	2,623,880

Liabilities
Current portion of operating lease liabilities	368,309	409,518
Non Current portion of operating lease liabilities	2,402,653	2,349,118
Total lease liabilities	2,770,962	2,758,636

Operating leases	As of March 31, 2025	As of December 31, 2024
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	4.94	5.19
Ilabs Info Technology 1st Floor	5.33	5.58
Ilabs Info Technology Ground Floor	7.17	7.42
Village Chhatarpur-1849-1852-Farm	0.33	0.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Period ended
	March 31, 2025	March 31, 2024
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	197,545	167,838

Maturities of lease liabilities as of March 31, 2025 were as follows:

Fiscal year	Operating Leases Amount (in $)
2025	519,752
2026	618,909
2027	643,460
2028	669,239
2029	696,307
2030 and thereafter	715,349
Total lease payment	3,863,016
Less: Imputed Interest	1,092,054
Present value of lease liabilities	2,770,962

NOTE 16 – INCOME TAX

The Company has not recorded income tax benefits for the net operating losses incurred during the period ended March 31, 2025, and 2024 nor for other deferred tax assets generated, due to its uncertainty of realizing a benefit from those items.

The components of loss before income taxes consist of the following:

	Period ended
	March 31, 2025	March 31, 2024
Domestic	(3,618,366)	(7,668,515)
Foreign	(2,062,987)	(2,173,238)
Total	(5,681,353)	(9,841,753)

The Company has federal and state net operating losses as of March 31, 2025, and 2024.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2025, and March 31, 2024. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended March 31, 2025, and March 31, 2024.

The Company is subject to taxation in the United States and India. The Company’s tax returns filed has no pending examinations in India and US.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	March 31, 2025	March 31, 2024
Accounting loss before income tax	(5,681,353)	(9,841,753)
Income tax expense/(benefit) at federal statutory rate at 21%	(1,193,084)	(2,066,768)
Foreign tax rate differential	(236,799)	(410,204)
Non-deductible expenses	(102,345)	149,234
Excess tax expense/(benefit) on depreciation	(2,592)	(35,496)
Excess tax expense/(benefit) on security deposit	63	77
Impact of unrecognized deferred tax asset on the loss of the year	1,534,757	2,363,157
Income tax expense/(benefit)	-	-

The Company recorded nil income tax expense for the period ended March 31, 2025 and March 31, 2024, due to losses in current period and prior year and it does not expect to recover the tax benefit on the losses incurred during the period ended March 31, 2025, and March 31, 2024.

The components of the deferred tax balances were as follows:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,966,345	5,123,862
Net operating loss	1,297,958	3,842,483
Lease payments	29,765	28,299
Credit loss reserve	109,934	198,703
Others	32,463	44,204
	10,436,465	9,237,551
Valuation allowance	(10,345,618)	(9,150,495)
Deferred tax assets	90,847	87,056

Deferred tax liabilities:
Depreciation and amortization	76,832	74,285
Others	14,015	12,771
Deferred tax liabilities	90,847	87,056
Net deferred tax assets/liability	-	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of March 31, 2025, and December 31, 2024, and recorded a valuation allowance of $10,345,618 and $9,150,495, respectively.

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

The benefit obligation has been measured as of March 31, 2025, and December 31, 2024. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	March 31, 2025	December 31, 2024
Change in projected benefit obligation
Projected benefit obligation as on beginning	80,833	34,005
Service cost	9,492	30,692
Interest cost	1,443	2,373
Benefits paid	-	-
Actuarial loss ^	15,838	14,226
Effect of exchange rate changes	(829)	(463)
Projected benefit obligation at end	106,777	80,833
Unfunded status in the end	106,777	80,833
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	98,078	74,817
Current liability (included under accrued employee costs)	8,699	6,016
Total accrued liability	106,777	80,833
Accumulated benefit obligation at end	58,159	42,792

^	During the period ended March 31, 2025, and December 31, 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, were as follows:

	March 31, 2025	December 31, 2024

Service cost	9,492	30,692
Interest cost	1,443	2,373
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	10,935	33,065

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	March 31, 2025	December 31, 2024

Net actuarial loss	15,838	14,226
Amount recognized in AOCI, excluding tax effects	15,838	14,226

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	March 31, 2025	December 31, 2024

Discount rate	7.04%	7.22%
Rate of increase in compensation levels	12.50%	12.50%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of March 31, 2025

2025	8,698
2026	20,351
2027	17,877
2028	16,379
2029	13,505
2030-2034	78,624

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Financial Assets
Account receivables, net (1)	2,818,043	3,299,032	2,818,043	3,299,032
Other non-current financial assets (2)	177,167	214,252	177,167	214,252
Total	2,995,210	3,513,284	2,995,210	3,513,284
Financial Liabilities
Lease liabilities (3)	2,402,653	2,349,118	2,402,653	2,349,118
Total	2,402,653	2,349,118	2,402,653	2,349,118

(1)	Account receivable net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Leases).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

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

Stock options:

Stock options activity for the period ended March 31, 2025, was as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,536,776	$3.41
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of March 31, 2025	2,536,776	$3.41

	Number of shares options	Weighted average grant date fair value per share
Exercisable balance as of March 31, 2025	5,041,405	$2.06

During the three months ended March 31, 2025, no stock options are vested. Further there were no stock options issued during the end of the March 31, 2025.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended March 31, 2025, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,117,598	$7.76
Granted	-	-
Vested	-	-
Forfeited	1,237	$7.76
Unvested balance as of March 31, 2025	2,116,361	$7.76

During the three months ended March 31, 2025, no RSAs are vested. Further there were no RSAs issued during the end of the March 31, 2025.

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the year	Shares vested during the period	Unvested shares at the end of the period
31-Oct-23	$8.99	41,449	-	3,454	37,995
31-Oct-23	$8.99	5,580	-	465	5,115
31-Oct-23	$8.99	4,440	-	370	4,070
31-Oct-23	$8.99	17,506	-	1,459	16,047
		68,975	-	5,748	63,227

There were no advisory shares issued during the period ended March 31, 2025.

Stock compensation expenses

During the three months ended, the Company has recorded share compensation expense of $ 2,379,212 and $7,108,750 respectively in relation to stock options, RSAs and Advisory shares as follows:

	March 31, 2025	March 31, 2024
Stock options	710,020	5,375,700
Restricted stock awards (RSAs)	1,348,773	1,390,179
Advisory shares	320,419	342,871
Total stock compensation expenses	2,379,212	7,108,750

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted till March 31, 2025 were as follows:

		Period ended March 31, 2025
Grant date	Stock Options February 13, 2024	Stock Options November 27, 2023	Restricted stock awards November 27, 2023

Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Consolidated Statements of operations and comprehensive loss during the period ended March 31, 2025, and 2024, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of March 31, 2025, there was $7,940,386, $15,083,786 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.66 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions with the related parties for three months ended March 31, 2025, March 31, 2024 and balances outstanding as on March 31, 2025 and December 31, 2024 are as follows:

	For the period ended	For the period ended
	March 31,	March 31,
Particulars	2025	2024
Transactions during the year:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	414	-
SS International Centre For Robotics Surgery Pvt Ltd	6,397	-
Sudhir Srivastava Medical Innovations Pvt Ltd	584	-
Telegnosis Private Limited	727	-
Sudhir Prem Srivastava	18,000	-

Expense incurred on behalf of affiliates
Sudhir Prem Srivastava	72,920	170,335
Barry F. Cohen	-	2.500

ESOPs expenses
Anup Sethi	323,153	327,191
Barry F. Cohen	142,004	143,778
Dr. Frederic H Moll	-	-
Dr. S.P. Somashekhar	53,098	52,298
Sudhir Prem Srivastava	426,012	5,088,142
Vishwajyoti P. Srivastava, M.D	142,004	143,778

Consultancy charges and other perquisites
Anup Sethi	51,156	43,969
Barry F. Cohen	45,000	45,000
Sudhir Prem Srivastava	220,342	220,401
Vishwajyoti P. Srivastava, M.D	53,708	52,414

Proceeds from notes issued
Sushruta Private Limited	28,000,000	1,000,000

Interest accrued on notes
Sushruta Private Limited	182,400	10,694

Conversion of notes into common stock
Sushruta Private Limited	30,164,548	-

	As on March 31,	As on December 31,
Balances outstanding as on year end:	2025	2024
Balance receivable / (payable)
Accrued expenses & other current liabilities:
Barry F. Cohen	(355,500)	(310,500)
Sushruta Private Limited	-	(194,785)
Vishwajyoti P. Srivastava. M.D	(30,000)	(75,006)

Prepaids and other current assets:
Srivastava Robotic Surgery Pvt Ltd	414	345
SS International Centre For Robotics Surgery Pvt Ltd	7,350	948
Cardio Bahamas^	(76,741)	(76,741)
SSI PTE Singapore^	(424,586)	(424,586)
Sudhir Prem Srivastava^	1,521,904	1,644,825
Sudhir Srivastava Medical Innovations Pvt Ltd	584	491
Sushruta Private Limited	5,000	5,000
Telegnosis Private Limited	727	727
Notes Payable:
Sushruta Private Limited	-	(6,000,000)

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

NOTE 21 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,714 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, the Company’s SSI-India subsidiary signed another lease agreement to occupy additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $15,735 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement to occupy additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,808 plus taxes and expires on July 31, 2030. In August 2023, SSI-India leased a house pursuant to the terms of an employment agreement with Dr. Sudhir Srivastava to provide residential accommodation for Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 17,540 plus taxes.

NOTE 22 – SUBSEQUENT EVENTS

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

During the period ended March 31, 2025, we sold 8 surgical robotic systems. In addition, during the period ended March 31, 2025, we also installed 4 systems on a pay-per-use basis.

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

The following table provides selected balance sheet data for the Company as of:

Balance Sheet Data

	March 31, 2025	December 31, 2024
Cash	15,873,217	466,500
Restricted cash**	6,205,571	6,157,035
Total Assets	63,456,961	42,385,213
Total Liabilities	22,902,671	28,928,110
Total liabilities and stockholders’ equity	63,456,961	42,385,213

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

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

	For the three months ended
	March 31, 2025	March 31, 2024
Total Revenue	5,120,610	3,637,693
Cost of revenue	(4,033,402)	(2,909,511)
Gross profit	1,087,208	728,182
Research & development expense	1,010,095	527,991
Stock compensation expense	2,379,212	7,108,750
Depreciation and amortization expense	208,882	80,101
Selling, general and administrative expense	3,410,872	2,843,659
Loss from operations	(5,921,853)	(9,832,319)
Other income (expenses)	240,500	(9,434)
Income tax expense	-	-
Net loss	(5,681,353)	(9,841,753)

Three months ended March 31, 2025, as compared to three months ended March 31, 2024

Total Revenue. We had revenues of $5,120,610 (comprising $4,502,482 of system sales, $477,208 of instrument sales, $122,504 of warranty sales and lease income $18,416), for the three months ended March 31, 2025, compared to $3,637,693 (comprising $3,494,759 of system sales and $118,515 of instrument sales $9,407 of warranty sales and lease income $15,012) for the three months ended March 31, 2024. The increase in net total is primarily due to sale of increased 3 units of surgical robotic systems and instruments during the three months ended March 31, 2025, as compared to three months ended March 31, 2024.

Gross profit. We had gross profit of $1,087,208 for the three months ended March 31, 2025, compared to $728,182 for the three months ended March 31, 2024. The increase in GP margin by 1.21% is due to reduction in raw material prices as compared to the period ended March 31, 2024.

Research and development expense. Research and development expenses were $1,010,095 for the three months ended March 31, 2025, as compared to $527,991 for the three months ended March 31, 2024. Research and development expense primarily consists of salaries paid to engineers, amounting to $309,147 and $191,487 for the period ended March 31, 2025 and 2024, respectively. The increase in research and development expenses as compared to the previous period is in line with the Company’s continued focus on improving the design and technological capabilities of its SSi Mantra surgical robotic system and further expanding its product offerings.

Stock compensation expense. We had compensation expenses of $2,379,212 and $7,108,750 during three months ended March 31, 2025 and March 31, 2024, respectively. The substantial decrease in the stock compensation expense in the 2025 quarter is primarily the result of the award of stock options to executive officers of the Company in February 2024 under our 2016 Incentive Stock Plan, in recognition of their efforts in developing and commercializing our SSi Mantra system.

Depreciation and amortization expense. We had depreciation and amortization expense of $208,882 for the period ended March 31, 2025, as compared to $80,101 for the period ended March 31, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets.

Selling, general and administrative expense. We incurred $3,410,872 in selling, general and administrative (“SG&A”) expense during the three months ended March 31, 2025, as compared to $2,843,659 for the three months ended March 31, 2024.

Our SG&A expense comprise of expense relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expense also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our SG&A expense to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. The increase in selling, general and administrative expense is majorly due to marketing event SMRSC 2025 held during the quarter which contributed to approximately to $602,560.

Other income/expenses, net. We earned other income of $240,500 for the three months ended March 31, 2025, as compared to $9,434 of other expenses during the three months ended March 31, 2024. The increase is due to reversal in amount of credit loss reserve by $422,711 offset by increase in interest expense on notes amounting to $189,216 in three months ended March 31, 2025 as compared to March 31, 2024.

Net Loss. We incurred a net loss of $5,681,353 for the three months ended March 31, 2025, as compared to a net loss of $9,841,753 for the three months ended March 31, 2024. The decrease in net loss from March 31, 2024 to March 31, 2025 is primarily the result of the reduction in stock compensation expense by $4,729,538 offset by increase in SG&A by $567,213.

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

In January 2025, the Company raised $28,000,000 from its affiliate by issuance of One-Year 7% Convertible Promissory Notes to finance its ongoing working capital requirements. These Notes are payable in full after 12 months from the respective date of issuance of these Notes and are convertible at the election of noteholder at any time through the maturity date at a per share price of $1.38.

In February 2025, the Company paid $4,212,637 towards repayment of five 7% One-Year Promissory Notes totaling to $4,000,000 raised from Sushruta Pvt Ltd., on various dates during the year 2024, along with interest due thereon.

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

In February 2025, the Company converted Convertible Notes worth $22,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd. into 16,046,814 common shares of the Company.

In March 2025, the Company converted Convertible Notes worth $8,000,000, along with the interest accrued thereon, issued to Sushruta Pvt Ltd into 5,811,554 common shares of the Company.

While we have been successful in raising funds to meet our working capital needs to date, believe that we have the resources to do so for the balance, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders. These factors raise a substantial doubt about the Company’s ability to continue as a going concern

		For the three months ended
S. No.	Particulars	March 31, 2025	March 31, 2024
	Net cash provided by operating activities:
1	Net loss	(5,681,353)	(9,841,753)
2	Non-cash adjustments	2,384,745	7,872,174
3	Change in operating assets and liabilities	(2,806,766)	(702,339)
4	Net cash used in operating activities	(6,103,374)	(2,671,918)
5	Net cash used in investing activities	(872,804)	(127,255)
6	Net cash provided by financing activities	22,406,019	2,638,259
7	Net change in cash	15,429,841	(160,914)
8	Effect of exchange rate on cash	25,412	(31,351)
9	Cash at the beginning of the period	6,623,535	7,087,845
10	Cash at the end of period	22,078,788	6,895,580

Cash Flows from Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $6,103,374 resulting from our net loss of $5,681,353 partially offset by non-cash charges of $2,384,745 primarily driven by depreciation charges, operating lease expense and stock compensation expense. We had cash used in our operating assets and liabilities of $2,806,766 primarily driven by increases in inventory, prepaid and other assets offset by decrease in accounts receivables and increase in deferred revenue.

During the three months ended March 31, 2024, net cash used in operating activities was $2,671,918 resulting from our net loss of $9,841,753 partially offset by non-cash charges of $7,872,174 primarily driven by credit loss reserve, depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $702,339 primarily driven by increases in inventory, accounts payable and decrease in prepaid and other assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, we had net cash used in investing activities of $872,804 in purchase of property and equipment.

During the three months ended March 31, 2024, we had net cash used in investing activities of $127,255 in purchase of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we had net cash provided by financing activities of $22,406,019, which comprised of proceeds from $28,000,000 from issuance of convertible notes to our principal shareholder offset by repayment of convertible notes to principal shareholder and other investors amounting to $4,212,637 and $1,068,849 respectively.

During the three months ended March 31, 2024, we had net cash, provided by financing activities of $2,638,259, which comprised of $2,450,000 in proceeds from issuance of the convertible notes to our principal shareholder and other investors as set forth above.

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

Critical Accounting Policies

Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon the unaudited interim condensed consolidated financial statements included in this Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements under Part I, Item 1, “Financial Statements.”

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

As of March 31, 2025, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price, within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with AVRA 2016 Stock Incentive Plan is measured at fair value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

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

Recent Accounting Pronouncements

Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, within the notes to the to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025.

To ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation performed as of March 31, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date in that:

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

Our Chief Executive Officer and Interim Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the foregoing and other matters which have been reported in the Company’s previous periodic Exchange Act filings, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm the Company’s business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dr. Sudhir Srivastava, our Chairman and Chief Executive Officer, through Sushruta Pvt. Ltd. (“Sushruta”), his holding Company, provided the Company with $2,000,000 in financing on December 4, 2024, $5,000,000 in financing on January 3, 2025, $10,000,000 in financing on January 20, 2025, $5,000,000 in financing on January 30, 2025 and $8,000,000 in financing on March 19. 2025. Each tranche of financing provided by Dr. Srivastava was evidenced by a one-year convertible promissory note (collectively, the “One-Year Notes”). The One-Year Notes bore interest at the rate of seven percent (7%) per annum, which accrued and was due at maturity. The One-Year Notes were convertible at the option of the holder into shares of our common stock at a conversion price of $1.38 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events. As of March 31, 2025, all $30,000,000 in principal amount of One-Year Notes, together with $164,548 in interest thereon, were converted by Sushruta into 21,858,368 shares of our common stock.

The foregoing securities were issued in accordance with the exemption from registration afforded by Section 4(a)(2) of under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification – Chief Executive Officer(1)
31.2	Section 302 Certification – Chief Financial Officer(1)
32.1	Section 906 Certification – Chief Executive Officer(1)
32.2	Section 906 Certification – Chief Financial Officer(1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2025	SS INNOVATIONS INTERNATIONAL, INC.

	By:	/s/ Arvind Palaniappan
Arvind Palaniappan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)