Form 10-Q
period 2025-06-30
SS Innovations International, Inc.
filed 2025-08-06
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-42615

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

There were 193,588,410 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of August 5, 2025.

Unless the context otherwise requires, the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months and six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	2

	Condensed Consolidated Statements of stock holders equity for the three months and six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors.	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Mine Safety Disclosures.	44

Item 5.	Other Information.	44

Item 6.	Exhibits	44

SIGNATURES		45

i

PART I – FINANCIAL INFORMATION

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

		As of
	Notes	June 30, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	7	$11,375,265	$466,500
Restricted cash	7	5,884,513	5,838,508
Accounts receivable, net	6	5,973,923	4,466,047
Inventory	14	18,260,141	10,206,898
Prepaids and other current assets	8	9,292,684	6,438,338

Total Current Assets		50,786,526	27,416,291

Property, plant, and equipment, net	4	8,274,135	5,385,955
Right of use asset, net	15	2,654,775	2,623,880
Deferred tax assets, net	16	365,641	-
Accounts receivable, net – non current	6	4,447,389	3,299,032
Restricted cash- non current	7	345,900	318,527
Prepaids and other non current assets	8	3,103,405	3,341,528
Total Assets		$69,977,771	$42,385,213

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	11	$6,980,313	$7,994,906
Notes payable	10	-	7,450,000
Current portion of operating lease liabilities	15	354,626	409,518
Accounts payable	9	6,079,794	2,312,382
Deferred revenue	12	2,412,682	1,278,602
Accrued expenses & other current liabilities	9	3,783,693	1,884,814

Total Current Liabilities		19,611,108	21,330,222

Operating lease liabilities, less current portion	15	2,452,389	2,349,118
Deferred Revenue- non current	12	5,779,525	5,173,953
Other non current liabilities	9	111,880	74,817
Total Liabilities		$27,954,902	$28,928,110
Commitments and contingencies	21	-	-
Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 193,588,410 shares and 171,579,284 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	13	19,358	17,157
Accumulated other comprehensive income (loss)	13	(822,813)	(749,625)
Additional paid in capital	13	91,526,999	56,952,200
Capital reserve		899,917	899,917
Accumulated deficit		(49,600,593)	(43,662,547)

Total stockholders’ equity		42,022,869	13,457,103
Total liabilities and stockholders’ equity		$69,977,771	$42,385,213

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			For The Three months ended
	Notes		June 30, 2025	June 30, 2024

REVENUES
System sales	12		8,781,038	4,258,198
Instruments sale	12		1,007,830	204,121
Warranty sale	12		193,359	28,795
Lease income	12		18,078	18,012
Total revenue			$10,000,305	$4,509,126
Cost of revenue			(4,085,247)	(3,071,340)

GROSS PROFIT			5,915,058	1,437,786

OPERATING EXPENSES:
Research & development expense			498,600	759,004
Stock compensation expense	19		1,630,295	2,443,792
Depreciation and amortization expense	4		260,361	90,476
Selling, general and administrative expense			3,428,788	2,244,703
TOTAL OPERATING EXPENSES			5,818,044	5,537,975

Income /(Loss) from operations			97,014	(4,100,189)

OTHER INCOME (EXPENSE):
Interest Expense			(216,800)	(242,577)
Interest and other income, net			216,824	202,196
TOTAL INCOME / (EXPENSE), NET			24	(40,381)

INCOME / (LOSS) BEFORE INCOME TAXES			97,038	(4,140,570)
Income tax expense	16		353,729	-
NET LOSS			$(256,691)	$(4,140,570)

Net loss per share -basic and diluted	2	(r)	$(0.00)	$(0.02)
Weighted average-basic shares	2	(r)	193,571,635	170,739,380
Weighted average-diluted shares	2	(r)	202,835,698	181,843,313

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS			$(256,691)	$(4,140,570)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss			(66,014)	(16,131)
Retirement Benefit (net of tax)	17		(35,660)	3,299
Income tax effect relating to retirement benefit	17		5,772	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)			(95,902)	(12,832)
TOTAL COMPREHENSIVE LOSS			$(352,593)	$(4,153,402)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			For The Six months ended
	Notes		June 30, 2025	June 30, 2024

REVENUES
System sales	12		13,283,520	7,752,957
Instruments sale	12		1,485,038	322,636
Warranty sale	12		315,863	38,202
Lease income	12		36,494	33,024
Total revenue			$15,120,915	$8,146,819
Cost of revenue			(8,118,649)	(5,980,851)

GROSS PROFIT			7,002,266	2,165,968

OPERATING EXPENSES:
Research & development expense			1,508,695	1,286,995
Stock compensation expense	19		4,009,507	9,552,542
Depreciation and amortization expense	4		469,243	170,577
Selling, general and administrative expense			6,638,587	5,088,362
TOTAL OPERATING EXPENSES			12,626,032	16,098,476

Loss from operations			(5,623,766)	(13,932,508)

OTHER INCOME (EXPENSE):
Interest Expense			(596,705)	(432,665)
Interest and other income, net			636,156	382,850
TOTAL INCOME / (EXPENSE), NET			39,451	(49,815)

LOSS BEFORE INCOME TAXES			(5,584,315)	(13,982,323)
Income tax expense	16		353,729	-
NET LOSS			$(5,938,044)	$(13,982,323)

Net loss per share - basic and diluted	2	(r)	$(0.03)	$(0.08)
Weighted average- basic shares	2	(r)	186,244,872	170,734,435
Weighted average- diluted shares	2	(r)	195,502,268	181,726,502

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS			$(5,938,044)	$(13,982,323)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss			(59,138)	(95,445)
Retirement Benefit (net of tax)	17		(19,822)	11,806
Income tax effect relating to retirement benefit	17		5,772	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)			(73,188)	(83,639)
TOTAL COMPREHENSIVE LOSS			$(6,011,232)	$(14,065,962)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCK HOLDERS EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity

Balance as at December 31, 2024		1,000	1	171,579,284	17,157	-	-	56,952,200	(43,662,547)	899,917	(749,625)	13,457,103
Stock compensation	19	-	-	-	-	-	-	2,110,467	-	-	-	2,110,467
Common stock issued against exercise of warrants	13	-	-	10,477	1	-	-	(1)	-	-	-	-
Conversion of notes payable to equity	13	-	-	21,966,416	2,196	-	-	30,643,163	-	-	-	30,645,359
Net loss		-	-	-	-	-	-	-	(5,681,353)	-	22,714	(5,658,639)

Balance as at March 31, 2025		1,000	$1	193,556,177	$19,354	-	$-	$89,705,829	$(49,343,900)	$899,917	$(726,911)	$40,554,290

Stock compensation		-	-	-	-	-	-	1,579,376	-	-	-	1,579,376
Common stock issued against exercise of options		-	-	7,431	1	-	-	(1)	-	-	-	-
Stock issued for services		-	-	24,802	2	-	-	241,795	-	-	-	241,797
Net loss		-	-			-	-	-	(256,691)	-	(95,902)	(352,593)
Balance as at June 30, 2025		1,000	$1	193,588,410	$19,358	-	$-	$91,526,999	$(49,600,593)	$899,917	$(822,813)	$42,022,869

Balance as at December 31, 2023		1,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	-	-	-	-	-	-	6,842,002	-	-	-	6,842,002
Common stock issued against exercise of warrants	13	-	-	12,500	1	(12,500)	(50,000)	49,999	-	-	-	-
Stock issued for services	13	-	-	15,000	2	-	-	101,249	-	-	-	101,250
Net loss		-	-	-	-	-	-	-	(9,841,753)	-	(70,807)	(9,912,560)

Balance as at March 31, 2024		1,000	$1	170,739,380	$17,075	-	$-	$50,451,187	$(34,353,103)	$899,917	$(266,306)	$16,748,770

Stock compensation								2,177,045				2,177,045
Net loss									(4,140,570)		(12,832)	(4,153,402)

Balance as at June 30, 2024		1,000	$1	170,739,380	$17,075	-	$-	$52,628,232	$(38,493,673)	$899,917	$(279,138)	$14,772,413

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(5,938,044)	$(13,982,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,243	170,577
Operating lease expense	423,593	357,533
Interest Expense	179,455	182,530
Interest and other income, net	(338,191)	(175,147)
(Reversal of) / Provision for credit loss reserve	(228,846)	573,048
Deferred income tax benefit	(365,641)	-
Stock compensation expense	4,009,507	9,552,542

Changes in operating assets and liabilities:
Accounts receivable, net	(2,337,679)	(3,475,878)
Inventory, net	(10,221,214)	(199,750)
Deferred revenue	1,739,652	3,032,484
Prepaids and other assets	(2,572,481)	(421,539)
Accounts payable	3,782,409	224,821
Income taxes payable, net	620,586	-
Accrued expenses & other liabilities	1,629,136	808,818
Operating lease payment	(407,188)	(342,202)
Net cash used in operating activities	(9,555,703)	(3,694,486)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,189,452)	(2,239,139)
Net cash used in investing activities	(1,189,452)	(2,239,139)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	(1,014,593)	842,610
Proceeds from issuance of convertible notes to principal shareholder	28,000,000	3,000,000
Proceeds from issuance of convertible notes to other investors	-	1,450,000
Repayment of convertible notes to principal shareholder, including interest	(4,212,637)	-
Repayment of convertible notes to other investors, including interest	(1,068,849)	-
Net cash provided by financing activities	21,703,921	5,292,610

Net change in cash	10,958,766	(641,015)
Effect of exchange rate on cash	23,377	108,572
Cash and cash equivalents at the beginning of the period	6,623,535	7,087,845
Cash and cash equivalents at end of the period	$17,605,678	$6,555,402

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock, including interest	$30,645,360	$-
Transfer of systems from inventory to property, plant and equipment	$2,167,971	$1,422,880

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

The Transaction (Note 5) was accounted for as a recapitalization in accordance with GAAP (the “Recapitalization”). Under this method, AVRA was treated as the “acquired” company (the “Accounting Acquiree”) and Cardio Ventures Inc., the accounting acquirer, was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022, CardioVentures has been considered the ultimate holding company. Prior to October 18, 2022, Cardio Ventures Pvt Ltd., Bahamas (Cardio Bahamas), was in existence and served as the ultimate holding company. On October 18, 2022, Cardio Ventures Inc. acquired controlling interest in Otto Pvt Ltd. from Cardio Bahamas, making Cardio Ventures Inc. the ultimate holding company.

During the reporting period, the Company successfully completed its uplisting to the NASDAQ Stock Market LLC (“NASDAQ”), with its common shares commencing trading on NASDAQ under the ticker symbol “SSII” effective April 25, 2025.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2025, and the interim condensed consolidated statement of operations, comprehensive loss and stockholders’ equity for the six and three months ended June 30, 2025 and June 30, 2024 and cash flows for the six months ended June 30, 2025 and June 30, 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of June 30, 2025 and our results of operations for the six months and three months and cash flows for the six months ended June 30, 2025 and June 30, 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the six months and three months are also unaudited. The interim condensed consolidated results of operations for the six months and three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $31,175,418 and an accumulated deficit of $49,600,593 as of June 30, 2025. The Company also had a net loss of $5,938,044 for six months ended June 30, 2025 and $256,691 for three months ended June 30, 2025 which was mainly on account of non-cash items like stock compensation expense of $4,009,507 for six months and $1,630,295 for three months, depreciation of $469,243 for six months and $260,361 for three months ended June 30, 2025. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

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

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2025 and June 30, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in interest and other income foreign exchange gain resulting from such translations of approximately $17,531 and amount of $3,972 included in selling, general and administrative expenses for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

The relevant translation rates are as follows: for the six months ended June 30, 2025 closing rate at 85.73 US$: INR, average rate at 85.66 US$:INR.

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful life of the assets. The estimated useful lives used in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-9
Office equipment	5
Plant and machinery	8
Server & networking	3
Vehicles	5
Pay per use systems	10
Demo system	10

o)	Long-lived Assets

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

r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the six months ended
	June 30, 2025	June 30, 2024
Net Loss (a)	(5,938,044)	(13,982,323)
Basic weighted average common shares outstanding (b)	186,244,872	170,734,435
Dilutive effect of convertible note (1)	-	438,696
Dilutive effect of stock-based awards	9,257,396	10,553,371
Diluted weighted average common shares outstanding	195,502,268	181,726,502
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted	(0.03)	(0.08)

	For the Three Months ended
	June 30, 2025		June 30, 2024
Net Loss (a)	(256,691)		(4,140,570)
Basic weighted average common shares outstanding (b)	193,571,635		170,739,380
Dilutive effect of convertible note	-		550,562
Dilutive effect of stock-based awards	9,264,063		10,553,371
Diluted weighted average common shares outstanding	202,835,698		181,843,313
Earnings per share attributable to SS INNOVATIONS INTERNATIONAL INC. stockholders:

Basic and Diluted (a)/(b)	(0.00)	^	(0.02)

^	Value is less than 0.001

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the period. Refer Note 10 – Notes Payable to the condensed consolidated financial statements for further details.

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

Right-of-use (ROU) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms include the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations and retirement benefits due to change in actuarial assumptions. Refer to Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the six months and three months ended June 30, 2025, and June 30, 2024.

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

During the six months ended June 30, 2025, and June 30, 2024, the Company’s revenues from within India accounted for 77% and 94% respectively of total revenue while revenue from the Company’s markets outside India accounted for 23% and 6%, respectively, of total revenue. During the three months ended June 30, 2025, the Company’s revenue from within India accounted for 74% and 89% respectively of total revenue while revenue from the Company’s markets outside India accounted for 26% and 11% respectively of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

The Company’s long-lived assets consist primarily of property, plant and equipment. As of June 30, 2025, and December 31, 2024, 100% of long-lived assets were in India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following as of:

	June 30, 2025	December 31, 2024
Gross Amount
Computer & peripheral	402,897	290,724
Furniture	337,574	175,538
Leasehold improvement	736,753	254,468
Office equipment	349,593	156,579
Pay Per Use Systems	5,279,397	3,374,228
Plant and machinery	499,663	377,121
Server & networking	42,327	34,926
Vehicles	191,629	191,961
Demo system	1,363,176	1,128,305
Capital work in progress	165,277	47,592
Accumulated depreciation	(1,094,151)	(645,487)
Total	8,274,135	5,385,955

Depreciation expenses for the six months ended June 30, 2025, and 2024 amounted to $469,243 and $170,577 respectively.

Depreciation expenses for the three months ended June 30, 2025, and 2024 amounted to $260,361 and $90,476 respectively.

From its inventory, the Company determined to use five systems for demonstration purposes. As of June 30, 2025, four systems are placed in the Company’s premises while one system is placed at a partner’s location. Hence, these systems are recorded as Property, plant and equipment in accordance with ASC 360.

NOTE 5 – RECAPITALIZATION

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

At Closing, Merger Sub merged with and into CardioVentures (the “Merger”), with CardioVentures being determined as the accounting acquirer for financial reporting purposes in accordance with ASC 805. The transaction was accounted for as a recapitalization, with AVRA being treated as the Accounting Acquiree. This determination was based on several factors:

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

Recapitalization Impact: As part of the recapitalization, CardioVentures acquired the net assets of AVRA at fair value at Closing. The fair value of AVRA’s net assets was assessed to be zero by management, resulting in a recognized loss of $5,000,000 in additional paid-in capital. This loss was due to the difference between the fair value of the shares issued (5% of the total) and AVRA’s net assets.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of:

	June 30, 2025	December 31, 2024

Accounts receivable, net	5,973,923	4,466,047
Accounts receivable, net (non-current)	4,447,389	3,299,032
	10,421,312	7,765,079

Activity in the allowance for the credit losses for the six and three months ended June 30, 2025 and 2024 was as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Balance at beginning of period	545,799	-
Additions/(reversals)	(167,271)	255,561
Foreign currency translation adjustment	(806)	(30)
Balance at end of period	377,722	255,531

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Balance at beginning of period	176,426	71,981
Additions charged to expense	202,018	183,572
Foreign currency translation adjustment	(723)	(22)
Balance at end of period	377,722	255,531

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $4,447,389 (December 31, 2024: $3,299,032) may not be due and collectible in next one year and thus company classified these receivables as non-current.

Details of customers which accounted for 10% or more of total revenues during the six months and three months period ended June 30, 2025, and June 30, 2024 and 10% or more of total accounts receivables as at June 30, 2025, and December 31, 2024.

	Percentage of revenue		Percentage of revenue		Percentage of accounts
	For six months ended		For three months ended		receivables As at
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	December 31, 2024
Customer A	-	-	-	-	-	13%
Customer B	0%	18%	0%	0%	-	-
Customer C	0%	6%	0%	11%	0%	0%
Customer D	0%	6%	0%	11%	-	-
Customer E	0%	8%	0%	14%	0%	0%
Customer F	0%	6%	0%	11%	4%	5%
Customer G	0%	7%	0%	12%	3%	6%
Customer H	9%	-	14%	-	7%	-

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of:

		June 30, 2025	December 31, 2024

Cash and cash equivalents		11,375,265	466,500

Fixed Deposit	Lien Against Overdraft Facility	5,797,420	5,768,396
	Lien Against Letter of Credit	24,727	24,757
	Lien Against Bank Guarantee	46,174	45,355
	Lien Against Credit Card Facility	16,192	-
Restricted cash (Current)		5,884,513	5,838,508

Fixed Deposit	Lien Against Bank Guarantee	345,900	302,307
	Lien Against Credit Card Facility	-	16,220
Restricted cash (Non-current)		345,900	318,527

Total Cash, cash equivalents and restricted cash		17,605,678	6,623,535

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

NOTE 8 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of:

	June 30, 2025	December 31, 2024

Balances with statutory authorities	4,762,619	2,691,800
Prepaid expense- stock compensation current	1,157,911	1,074,991
Security deposits	375,283	157,574
Other prepaid- current assets	2,996,871	2,513,973
Prepaid and other current assets	9,292,684	6,438,338

Prepaid expense- stock compensation non current	2,836,118	3,052,445
Security deposits	191,640	145,198
Other prepaid- non current assets	75,647	143,885
Prepaid and other non current assets	3,103,405	3,341,528

Total prepaid, current and non current assets	12,396,089	9,779,866

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following as of:

	June 30, 2025	December 31, 2024

Accounts payable	6,079,794	2,312,382

Payable to statutory authorities	95,526	55,699
Client liabilities	1,600,849	574,603
Income taxes payable	620,595	-
Salary payable	411,298	91,825
Other accrued liabilities	1,055,425	1,162,687

Other accrued liabilities	3,783,693	1,884,814

Provision for Gratuity Long term	111,880	74,817

Other accrued liabilities- Non Current	111,880	74,817

Total accounts payable, accrued current and non current expenses	9,975,367	4,272,013

Accounts payable at $6,079,794 as of June 30, 2025 (December 31, 2024: $2,312,382), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $1,055,425 as of June 30, 2025 (December 31, 2024: $1,162,687), mainly include accrued expenses of $990,431 (December 31, 2024: $834,291).

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

NOTE 11 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of:

	June 30, 2025	December 31, 2024

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	3,499,566	4,486,181
HDFC Bank Ltd overdraft (OD2)	3,480,747	3,508,725
Bank overdraft	6,980,313	7,994,906

The HDFC Bank overdraft facility (OD1), amounting to $3,499,566, is availed against a lien on fixed deposits totaling $5,394,925 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $349,941 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided by Dr. Sudhir Prem Srivastava. As of June 30, 2025, and December 31, 2024, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

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

The revenues attributable to the warranty is recognized over the period to which it relates. During the six and three months ended June 30, 2025, Company had sold twenty four and sixteen surgical robotic systems respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $150,338 and $159,376 as interest income on account of deferred financing component during the six months period ended June 30, 2025 and June 30, 2024 respectively.

	June 30, 2025	December 31, 2024

Deferred revenue- beginning of period	6,452,555	1,095,480
Additions	3,012,235	5,685,704
Net changes in liability for pre-existing contracts	9,464,790	6,781,184
Revenue recognized for system sales	416,596	177,518
Revenue recognized for instrument sales	540,059	-
Revenue recognized for warranty sales	315,928	151,111
Deferred revenue- end of period	8,192,207	6,452,555

Deferred revenue expected to be recognized in:
One year or less	2,412,682	1,278,602
More than one year	5,779,525	5,173,953
	8,192,207	6,452,555

For the six months ended June 30, 2025 and 2024:

The following table disaggregates our revenue by major source as of:

	June 30, 2025	June 30, 2024

System sales	13,283,520	7,752,957
Instruments sale	1,485,038	322,636
Warranty sale	315,863	38,202
Lease income	36,494	33,024
Total revenue	15,120,915	8,146,819

Revenues for six months ended June 30, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2025	June 30, 2024

India	11,612,248	7,638,754
Philippines	1,435,817	-
Indonesia	1,039,584	-
South America	1,014,195	-
UAE	14,849	-
Nepal	4,222	508,065
	15,120,915	8,146,819

For the three months ended June 30, 2025 and 2024:

The following table disaggregates our revenue by major source as of:

	June 30, 2025	June 30, 2024

System sales	8,781,038	4,258,198
Instruments sale	1,007,830	204,121
Warranty sale	193,359	28,795
Lease income	18,078	18,012
Total revenue	10,000,305	4,509,126

Revenues for three months ended June 30, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows:

	June 30, 2025	June 30, 2024

India	7,422,937	4,001,061
Philippines	1,435,817	-
South America	961,920	-
Indonesia	167,984	-
UAE	7,425	-
Nepal	4,222	508,065
	10,000,305	4,509,126

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

As of June 30, 2025, there were 193,588,410 (December 31, 2024: 171,579,284) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preference shares

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Shares”.

As of June 30, 2025, there were 1,000 (December 31, 2024: 1,000) issued and outstanding preferred stock.

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

On March 1, 2025, the Company issued 7,858 common shares to one ex-employee and 2,619 common shares to an ex-director of the Company on cash-less conversion of the options held by them as per the terms of the Stock Option Agreement options executed by them with the Company.

On March 31, 2025, the Company issued 5,811,554 shares of common stock to Sushruta against the conversion of notes amounting to $8,019,945 including interest thereon at conversion price of $1.38 per share.

On April 2, 2025, the Company issued 3,163 shares of common stock to an advisory firm in terms of the engagement document signed with them to provide production and graphics services to the Company.

On April 30, 2025, the Company issued 1,639 shares of common stock to an advisor in exchange for rendering the services in accordance with the agreement entered with the advisor.

On May 22, 2025, the Company issued 20,000 shares of common stock to an advisor in exchange for advisory services to be rendered over a 5 year period. The total value of such services is $196,800. The value of services is calculated at the fair market value of shares as of the date of contract.

On May 28, 2025, the Company issued 7,431 common shares on cash-less conversion of the stock options held as per the terms of the Stock Option Agreement for the options executed by them with the Company.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 14 – INVENTORY

Inventory consisted of the following as of:

	June 30, 2025	December 31, 2024

Raw materials (includes goods in transit $572,143 (December 31, 2024: $969,959))	8,076,774	4,461,898
Work-in-progress	947,290	1,436,250
Finished goods	9,236,077	4,308,750
	18,260,141	10,206,898

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities as of:

Operating leases	June 30, 2025	December 31, 2024
Assets
Right of use operating lease assets	2,654,775	2,623,880

Liabilities
Current portion of operating lease liabilities	354,626	409,518
Non Current portion of operating lease liabilities	2,452,389	2,349,118
Total lease liabilities	2,807,015	2,758,636

Operating leases	June 30, 2025	December 31, 2024
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	4.69	5.19
Ilabs Info Technology 1st Floor	5.08	5.58
Ilabs Info Technology Ground Floor	6.92	7.42
Ilabs Info Technology Basement-3	4.69	-
Village Chhatarpur-1849-1852-Farm	0.08	0.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Ilabs Info Technology Basement-3	12.00%	-
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Period ended
	June 30, 2025	June 30, 2024
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	407,188	342,202

Maturities of lease liabilities as of June 30, 2025 were as follows:

Fiscal year	Operating Leases Amount (in $)
2025	338,597
2026	660,350
2027	686,994
2028	714,970
2029	744,345
2030 and thereafter	722,835
Total lease payment	3,868,091
Less: Imputed Interest	1,061,076
Present value of lease liabilities	2,807,015

NOTE 16 – INCOME TAX

The Company recorded an income tax expense of $353,729 for the three and six months ended June 30, 2025, compared to nil for the corresponding periods in 2024. The consolidated effective tax rate for the six months ended June 30, 2025, was (6.33%), compared to nil in the prior-year period.

The Company will continue to reassess its valuation allowance position quarterly and update the effective tax rate accordingly based on expected changes in the mix and level of earnings.

The components of income / (loss) before income taxes consist of the following:

	Period ended
	June 30, 2025	June 30, 2024
Domestic	(6,898,208)	(11,394,287)
Foreign	1,313,893	(2,588,036)
Total	(5,584,315)	(13,982,323)

Income tax expense/(benefit) consists of the following:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Current Provision:
Domestic	-	-
Foreign	719,370	-

Deferred Provision/(Benefit):
Domestic	-	-
Foreign	(365,641)	-
Income tax expense	353,729	-

Deferred income taxes recognized in OCI were as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Deferred taxes benefit / (expense) recognized on:
Retirement benefits	5,772	-
Total	5,772	-

The Company has federal and state net operating losses as of June 30, 2025, and December 31, 2024.

The Company’s U.S. operations continue to generate losses, and a full valuation allowance has been maintained against its U.S. federal and state deferred tax assets. As a result, no tax benefit has been recognized for U.S. losses in the current period.

The Company has recorded tax benefit which primarily relates to its Indian Subsidiary’s operations, which generated positive taxable income. The Indian Subsidiary is subject to local corporate tax and MAT (Minimum Alternate Tax) regulations, resulting in current tax expense of $719,370 and deferred tax benefit of $365,641.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the period ended June 30, 2025, and June 30, 2024.

The Company is subject to taxation in the United States and India. The Company’s tax returns as filed have no pending examinations except for the Indian subsidiary which is under review with the Indian Income Tax Department for Assessment Year 2024-25.

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Period ended
	June 30, 2025	June 30, 2024
Accounting loss before income tax	(5,584,315)	(13,982,323)
Income tax expense/(benefit) at federal statutory rate at 21%	(1,172,706)	(2,936,288)
Foreign tax rate differential	(453,446)	(582,783)
Non-deductible expenses	(176,200)	135,434
Excess tax benefit on depreciation	-	(38,755)
Excess tax benefit on security deposit	-	152
Impact of unrecognized deferred tax asset on the loss of the year	1,448,624	3,422,240
Income tax expense	353,729	-

The Company recorded an income tax expense of $353,729 for the three and six months ended June 30, 2025, compared to nil for the corresponding periods in 2024.

The components of the deferred tax balances were as follows:

	June 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,966,345	5,123,862
Net operating loss	1,448,624	3,842,483
Lease payments	26,112	28,299
Credit loss reserve	211,808	198,703
Others	423,488	44,204
	11,076,377	9,237,551
Valuation allowance	(10,414,969)	(9,150,495)
Deferred tax assets	661,408	87,056

Deferred tax liabilities:
Depreciation and amortization	295,767	74,285
Others	-	12,771
Deferred tax liabilities	295,767	87,056
Net deferred tax assets/liability	365,641	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of June 30, 2025, and December 31, 2024, and recorded a valuation allowance of $10,414,969 and $9,150,495, respectively.

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

The benefit obligation has been measured as of June 30, 2025, and December 31, 2024. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	June 30, 2025	December 31, 2024
Change in projected benefit obligation
Projected benefit obligation at beginning	80,833	34,005
Service cost	21,319	30,692
Interest cost	2,881	2,373
Benefits paid	-	-
Actuarial loss ^	19,822	14,226
Effect of exchange rate changes	(90)	(463)
Projected benefit obligation at end	124,765	80,833
Unfunded status in the end	124,765	80,833
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	111,880	74,817
Current liability (included under accrued employee costs)	12,885	6,016
Total accrued liability	124,765	80,833
Accumulated benefit obligation at end	68,588	42,792

^	During the period ended June 30, 2025, and December 31, 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from accumulated other comprehensive income (“AOCI”), were as follows:

	June 30, 2025	June 30, 2024

Service cost	21,319	12,531
Interest cost	2,881	1,203
Net gratuity cost	24,200	13,734

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	June 30, 2025	June 30, 2024

Net actuarial loss	19,822	11,806
Amount recognized in AOCI, excluding tax effects	19,822	11,806

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	June 30, 2025	June 30, 2024

Discount rate	7.17%	7.18%
Rate of increase in compensation levels	12.50%	12.50%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of June 30, 2025

June 30, 2025	11,869
2026	22,865
2027	21,226
2028	18,539
2029	15,817
2030-2034	90,117

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

The company’s financial assets which are set out below in the table are measured at fair value by considering the level III inputs. The company does not have financial assets which are measured using Level I or Level II inputs.

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Financial Assets
Account receivables, net (1)	4,447,389	3,299,032	4,447,389	3,299,032
Other non-current financial assets (2)	191,640	214,252	191,640	214,252
Total	4,639,029	3,513,284	4,639,029	3,513,284
Financial Liabilities
Lease liabilities (3)	2,452,389	2,349,118	2,452,389	2,349,118
Total	2,452,389	2,349,118	2,452,389	2,349,118

(1)	Account receivable net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which are carried at cost using the discount rate (Refer Note 15 Leases).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 19 – STOCK COMPENSATION EXPENSES

Stock options to Employees: The Company grants shares of the Company’s common stock, par value $ 0.0001 to certain employees under the Company’s 2016 stock incentive plan (the “Plan”). The price at which the Grantee is entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) is $ 5.00 per Share. The Shares vest twenty percent (20%) as of the Grant Date, with the balance of the shares vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

Restricted Stock Award to Employees: The Company grants restricted shares of the Company’s common stock, $ 0.0001 per value to certain employees under the company’s 2016 stock incentive plan. The grant of restricted shares is made in consideration of services to be rendered by the Grantee to the Company. The Restricted Stock Awards vest twenty percent (20%) as of the Grant Date, with the balance of the Restricted Shares vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date, subject to the Grantee’s continued employment by the Company, as provided for in the Plan. Unvested portions of the Restricted Stock Award may not be transferred at any time, except to the extent provided for in the Plan. Until the Restricted Stock Award granted under this Agreement vests in accordance with the terms hereof, the Grantee shall have no rights as a shareholder (including, without limitation, voting and dividend rights) with respect to any of the Restricted Shares covered by the Restricted Stock Award.

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

Stock options:

Stock options activity for the period ended June 30, 2025, was as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,536,776	$3.41
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of June 30, 2025	2,536,776	$3.41

	Number of shares options	Weighted average grant date fair value per share
Exercisable balance as of June 30, 2025	5,041,405	$2.06

During the six months ended June 30, 2025, no stock options vested. Further there were no stock options issued during the period ending June 30, 2025.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended June 30, 2025, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,117,598	$7.76
Granted	-	-
Vested	-	-
Forfeited	510,266	$7.76
Unvested balance as of June 30, 2025	1,607,332	$7.76

During the period ended June 30, 2025, no RSAs are vested. Further there were no RSAs issued during the period ended June 30, 2025.

Advisory shares:

Common stock issued to consultants as advisory shares during the period as follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the period	Shares vested during the period	Unvested shares at the end of the period
31-Oct-23	8.99	39,147	-	3,454	35,693
31-Oct-23	8.99	5,270	-	465	4,805
31-Oct-23	8.99	4,193	-	370	3,823
31-Oct-23	8.99	16,533	-	1,459	15,074
15-Apr-25	9.15	-	1,639	1,639	-
30-Apr-25	10.89	-	20,000	20,000	-
16-May-25	9.84	-	20,000	20,000	-
		65,143	41,639	47,387	59,395

During the six months period ended June 30, 2025, 21,639 advisory shares were exercised and issued to advisors having total common stock value of $211,795.

The aggregate vesting date fair value of Advisory shares vested was $481,270 and $418,694 during the period ended June 30, 2025 and year ended December 31, 2024 respectively.

Stock compensation expenses

During the period ended June 30, 2025 and June 30, 2024, the Company has recorded share compensation expense of $4,009,507 and $9,552,542 respectively in relation to stock options, RSU and Advisory shares as follows:

	For the period ended June 30, 2025	For the period ended June 30, 2024
Stock options	1,429,884	6,094,592
Restricted stock units (RSU)	1,938,783	2,780,358
Advisory shares	640,840	677,592
Total stock compensation expenses	4,009,507	9,552,542

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the period ending June 30, 2025 were as follows:

		Period ended June 30, 2025
Grant date	Stock Options February 13, 2024	Stock Options November 27, 2023	Restricted stock awards November 27, 2023

Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the period ended June 30 2025, and 2024, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of June 30, 2025, there was $7,220,521, $10,411,160 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.41 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions with the related parties for the six months ended June 30, 2025 and June 30, 2024 and balances outstanding as on June 30, 2025 and December 31, 2024 are as follows:

Particulars	For the period six months ended June 30, 2025	For the period six months ended June 30, 2024
Transactions during the year:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	68	-
SS INTERNATIONAL CENTRE FOR ROBOTICS SURGERY PVT LTD	9,906	-
Sudhir Srivastava Medical Innovations Pvt Ltd	92	-
Telegnosis Private Limited	8	-
Sudhir Srivastava	18,000	-

Expenses incurred on behalf of Company
Sudhir Prem Srivastava	123,476	164,403
Barry F. Cohen	5,753	-
Dr. Frederic H Moll	11,499	-

ESOPs Expenses/(Reversal)
Anup Sethi	(122,247)	654,841
Barry F. Cohen	285,977	287,759
Dr. S.P. Somashekhar	105,266	104,597
Sudhir Prem Srivastava	857,931	5,520,083
Vishwajyoti P. Srivastava, M.D	285,977	287,759

Consultancy charges and other perquisites

Anup Sethi*	68,149	87,931
Barry F. Cohen	90,000	90,000
Vishwajyoti P. Srivastava, M.D	129,908	106,084
Sudhir Prem Srivastava	441,200	438,824
Arvind Palaniappan*	12,160	-

Proceeds from notes issued
Sushruta Private Limited	28,000,000	3,000,000

Interest accrued on notes
Sushruta Private Limited	182,400	55,028

Conversion of notes into common stock
Sushruta Private Limited	30,164,548	-

Balances outstanding as on year end:

Particulars	As on June 30 2025	As December 31, 2024
Balance receivable / (payable)
Accrued expenses & other current liabilities:
Barry F. Cohen	(408,753)	(310,500)
Sushruta Private Limited	-	(194,785)
Vishwajyoti P. Srivastava, M.D	-	(75,006)

Prepaid & Other current assets:
Cardio Bahamas^	(76,741)	(76,741)
Srivastava Robotic Surgery Pvt Ltd	413	345
SS INTERNATIONAL CENTRE FOR ROBOTICS SURGERY PVT LTD	10,854	948
SSI PTE Singapore^	(424,546)	(424,586)
Sudhir Prem Srivastava^	2,039,629	1,644,825
Sudhir Srivastava Medical Innovations Pvt Ltd	583	491
Sushruta Private Limited	5,000	5,000

Telegnosis Private Limited	725	727

Accounts Payable:
Arvind Palaniappan	(5,865)	-

Notes Payable
Sushruta Private Limited	-	(6,000,000)

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.
*

During the current period, Mr. Anup Sethi resigned from the position of Group Chief Financial Officer with effect from April 30, 2025. In his place, Mr. Arvind Palaniappan was appointed as the Interim Chief Financial Officer. Subsequent to the period ended June 30, 2025, Mr. Arvind Palaniappan resigned as Interim Chief Financial Officer effective July 23, 2025.

NOTE 21 – COMMITMENTS

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,675 plus applicable taxes. This lease expires in March 2030. Effective June 1, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $16,320 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,795 plus taxes and expires on July 31, 2030. In August 2023, SSI India had leased a house pursuant to the terms of employment agreement to provide residential accommodation to Dr Sudhir Srivastava. This lease provides for a monthly payment of $ 17,512 plus taxes. In May 2025, the Company signed another lease agreement for occupying an additional space for warehouse purposes in Gurugram which provides for monthly payment of $3,502 plus taxes and expires in March 2030.

NOTE 22 – SUBSEQUENT EVENTS

No adjusting subsequent event(s) has been identified.

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

During the three months and six months period ended June 30, 2025, we sold 8 and 25 surgical robotic systems respectively. In addition, during the three month period ended June 30, 2025, we installed 5 systems on a pay-per-use basis and 1 system on a demonstration basis.

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

The following table provides selected balance sheet data for the Company as of:

Balance Sheet Data

	June 30, 2025	December 31, 2024
Cash	11,375,265	466,500
Restricted cash**	6,230,413	6,157,035
Total Assets	69,977,771	42,385,213
Total Liabilities	27,954,902	28,928,110
Total liabilities and stockholders’ equity	69,977,771	42,385,213

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

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

	For the three months ended
Particulars	June 30, 2025	June 30, 2024
Total Revenue	10,000,305	4,509,126
Cost of revenue	(4,085,247)	(3,071,340)
Gross profit	5,915,058	1,437,786
Research & development expense	498,600	759,004
Stock compensation expense	1,630,295	2,443,792
Depreciation and amortization expense	260,361	90,476
Selling, general and administrative expense	3,428,788	2,244,703
Income /(Loss) from operations	97,014	(4,100,189)
Other income (expenses)	24	(40,381)
Income tax expense	353,729	-
Net loss	(256,691)	(4,140,570)

Three months ended June 30, 2025, as compared to the three months ended June 30, 2024

Total Revenue. For the three months ended June 30, 2025,we had revenues of $10,000,305 (comprised $8,781,038 of system sales, $1,007,830 of instrument sales, $193,359 of warranty sales and lease income $18,078), as compared to $4,509,126 (comprising $4,258,198 of system sales and $204,121 of instrument sales $28,795 of warranty sales and lease income $18,012) for the three months ended June 30, 2024. The increase in revenue is primarily due to an increase in the number of SSI Mantra 3 surgical robotic systems and instruments during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Gross profit. For the three months ended June 30, 2025, we had gross profit of $5,915,058, as compared to $1,437,786 for the three months ended June 30, 2024. The increase in gross profit margin was on account of decreases in raw material prices and improvements in manufacturing processes which resulted in less consumption of raw material from the 2024 quarter to the 2025 quarter.

Research and development expense. Research and development expenses were $498,600 for the three months ended June 30, 2025, as compared to $759,004 for the three months ended June 30, 2024. Research and development expense primarily consists of salaries paid to engineers, amounting to $411,505 and $431,920 for the three months ended June 30, 2025 and 2024, respectively. The decrease in research and development expenses compared to the prior period is primarily due to the nature of activities undertaken. In the previous quarter, we incurred higher research and development costs while working on the development of Mantra 3.0, whereas in the current quarter, our research and development efforts were focused on routine product enhancements, which involved relatively lower expenditure.

Stock compensation expense. We had stock compensation expenses of $1,630,295 and $2,443,792 during three months ended June 30, 2025 and 2024, respectively. The substantial decrease in the stock compensation expense is primarily due to reversal of expenses relating to resigned employees during three months ending June 30, 2025.

Depreciation and amortization expense. We had depreciation and amortization expense of $260,361 for three months ended June 30, 2025, as compared to $90,476 for three months ended June 30, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets.

Selling, general and administrative expense. We incurred $3,428,788 in selling, general and administrative (“SG&A”) expense during the three months ended June 30, 2025, as compared to $2,244,703 for the three months ended June 30, 2024.

Our SG&A expense is comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expense also includes acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grants of our equity awards to members of our board of directors. The increase in SG&A expenses compared to the previous period is primarily due to higher legal and underwriting fees, increased expenses associated with the Company’s uplisting to NASDAQ, and expenses incurred for business events held during the current period, which were not present in the previous period.

Other income/expenses, net. We earned other income of $24 for the three months ended June 30, 2025, as compared to $40,381 of other expenses during the three months ended June 30, 2024. The decrease in interest expenses of $25,777 is due to the decrease in interest expenses related to notes payable by $81,983, offset by an increase of $56,206 in interest expenses on overdraft facilities. Additionally, interest and other income, net, increased by $14,628 due to the reversal of certain provisions and higher interest income earned on fixed deposits.

Income tax expense. For the three months ended June 30, 2025 our income tax expense increased by $353,729 as compared to nil during the three months period ended June 30, 2024, primarily due to the recognition of income tax expense in our Indian operations for the first time. Historically, our Indian subsidiary had incurred tax losses and was not subject to current income tax. However, during the current period, the Indian operations generated sufficient taxable profits, resulting in the utilization of previously unrecognized deferred tax assets and recognition of current tax expense.

Net Loss. We incurred net loss of $256,691 for the three months ended June 30, 2025, as compared to a net loss of $4,140,570 for the three months ended June 30, 2024. The decrease in net loss from June 30, 2024 to June 30, 2025 is primarily the result of increases in gross profit by $4,477,272 and reduction in stock compensation expense by $813,497 offset by increases in SG&A by $1,184,085 and income tax expense of $353,729.

	For the six months ended
Particulars	June 30, 2025	June 30, 2024
Total Revenue	15,120,915	8,146,819
Cost of revenue	(8,118,649)	(5,980,851)
Gross profit	7,002,266	2,165,968
Research & development expense	1,508,695	1,286,995
Stock compensation expense	4,009,507	9,552,542
Depreciation and amortization expense	469,243	170,577
Selling, general and administrative expense	6,638,587	5,088,362
Loss from operations	(5,623,766)	(13,932,508)
Other income (expenses)	39,451	(49,815)
Income tax expense	353,729	-
Net loss	(5,938,044)	(13,982,323)

Six months ended June 30, 2025, as compared to the Six months ended June 30, 2024

Total Revenue. We had revenues of $15,120,915 (comprising $13,283,520 of system sales, $1,485,038 of instrument sales, $315,863 of warranty sales and lease income $36,494), for the six months ended June 30, 2025, compared to $8,146,819 (comprising $7,752,957 of system sales and $322,636 of instrument sales, $38,202 of warranty sales and lease income of $33,024) for the six months ended June 30, 2024. The increase in revenue is primarily due to sale of increased number of surgical robotic systems and instruments in the June 2025 period, as compared to the June 2024 period.

Gross profit. We had gross profit of $7,002,266 for the six months ended June 30, 2025, as compared to $2,165,968 for the six months ended June 30, 2024. The increase in gross profit margin was on account of decreases in raw material prices and improvements in manufacturing processes which resulted in less consumption of raw material from the 2024 quarter to the 2025 quarter.

Research and development expense. Research and development expenses were $1,508,695 during the six months ended June 30, 2025 as compared to $1,286,995 for the six months ended June 30, 2024. Research and development expense primarily consists of salaries paid to engineers, amounting to $720,652 and $618,471 for the six months period ended June 30, 2025 and June 30, 2024, respectively. The increase in research and development expenses as compared to the prior period is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings till the previous quarter.

Stock compensation expense. We had stock compensation expense of $4,009,507 and $9,552,542 during six months ended June 30, 2025 and June 30, 2024, respectively. The substantial decrease in the stock compensation expense is primarily due to reversal of expenses relating to resigned employees during the current period.

Depreciation and amortization expense. We had depreciation and amortization expense of $469,243 for the period ended June 30, 2025, as compared to $170,577 for the period ended June 30, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $6,638,587 in general and administrative expenses during the six months ended June 30, 2025, as compared to $5,088,362 in June 30, 2024, respectively.

Our SG&A expense is comprised of expense relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expense also includes acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grants of our equity awards to members of our board of directors. The increase in SG&A expenses compared to the previous period is primarily due to higher legal and underwriting fees, increased expenses associated with the Company’s uplisting to NASDAQ, and expenses incurred for business events held during the current period, which were not present in the previous period.

Other income/expenses. We earned other income of $39,451 for the six months ended June 30, 2025, as compared to $49,815 of other expenses during the six months ended June 30, 2024. The increase in interest income by $253,306 relating to fixed deposits which is offset by increase in interest expense by $164,040 related to interest on bank overdraft facility and convertible notes.

Income tax expense. For the six months ended June 30, 2025 our income tax expense increased by $353,729 as compared to nil during the six months period ended June 30, 2024, primarily due to the recognition of income tax expense in our Indian operations for the first time. Historically, our Indian subsidiary had incurred tax losses and was not subject to current income tax. However, during the current period, the Indian operations generated sufficient taxable profits, resulting in the utilization of previously unrecognized deferred tax assets and recognition of current tax expense.

Net Loss. We incurred a net loss of $5,938,044 for the six months ended June 30, 2025, as compared to a net loss of $13,982,323 for the six months ended June 30, 2024. The decrease in net loss from June 30, 2024 to June 30, 2025 is primarily the result of the increase in gross profit by $4,836,298, decrease in stock compensation expense by $5,543,035 offset by increase in selling, general and administrative expenses of $1,550,225 and income tax expense of $353,729.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

Effective February 14, 2024, the Company sold $2,450,000 in principal amount of 7% Convertible One-Year Promissory Notes (the “Bridge Notes”) to five investors in a private transaction, one of whom was Sushruta Pvt Ltd. (“Sushruta”), Sushruta, the Bahamian holding company of Dr. Sudhir Srivastava, our founder, Chairman, Chief Executive Officer and controlling shareholder, who subscribed for a $1,000,000 Bridge Note. Interest on the Bridge Notes accrued at the rate of 7% per annum and was payable together with the principal amount upon maturity, which was one year from issuance. The Bridge Notes were convertible at the option of the noteholders, at any time prior to maturity into shares of our common stock at a conversion price of $4.45 per share. Sushruta’s Bridge Note, together with accrued interest thereon, was repaid upon maturity in February 2025.

In April 2024, the Company raised $2,000,000 from Sushruta by the issuance of two One-Year 7% Promissory Notes (the “7% Notes”) of $1,000,000 each, to meet certain working capital requirements. In July 2024, the Company raised $500,000 from Sushruta by the issuance of an additional 7% Note to finance its ongoing working capital requirements. In October and November 2024, the Company raised $500,000 from Sushruta by issuance of 7% Notes to finance its ongoing working capital requirements. All of the 7% Notes are payable in full together with accrued interest, after 12 months from their respective date of issuance. All of the 7% Notes were repaid in full together with accrued interest thereon, upon maturity in February 2025.

Dr. Sudhir Srivastava, through Sushruta, provided the Company with $2,000,000 in financing on December 4, 2024, $5,000,000 in financing on January 3, 2025, $10,000,000 in financing on January 20, 2025, $5,000,000 in financing on January 30, 2025 and $8,000,000 in financing on March 19. 2025.

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

While we have been successful in raising funds to meet our working capital needs to date, believe that we have the resources to do so for the balance, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

	For the six months ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities:
Net loss	(5,938,044)	(13,982,323)
Non-cash adjustments	4,149,120	10,661,083
Change in operating assets and liabilities	(7,766,779)	(373,246)
Net cash used in operating activities	(9,555,703)	(3,694,486)
Net cash used in investing activities	(1,189,452)	(2,239,139)
Net cash provided by financing activities	21,703,921	5,292,610
Net change in cash	10,958,766	(641,015)
Effect of exchange rate on cash	23,377	108,572
Cash at beginning of year	6,623,535	7,087,845
Cash at period end	17,605,678	6,555,402

Cash Flows from Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $9,555,703 resulting from our net loss of $5,938,044 partially offset by non-cash charges of $4,149,120 primarily driven by depreciation charges, operating lease expense and stock compensation expense. We had cash used in our operating assets and liabilities of $7,766,779 primarily driven by increase in inventory, prepaid and other assets and accounts receivables offset by increase in deferred revenue, accounts payable, accrued expenses and other liabilities.

During the six months ended June 30, 2024, net cash used in operating activities was $3,694,486 resulting from our net loss of $13,982,323 partially offset by non-cash charges of $10,661,083 primarily driven by credit loss reserve, depreciation charges and stock compensation expense. We had cash used in our operating assets and liabilities of $373,246 primarily driven by increases in inventory, accounts payable and prepaid expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, we had net cash used in investing activities of $1,189,452 in purchase of property and equipment.

During the six months ended June 30, 2024, we had net cash used in investing activities of $2,239,139 in purchase of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, we had net cash provided by financing activities of $21,703,921, which comprised of proceeds of $28,000,000 from issuance of convertible notes to our principal shareholder offset by repayment of convertible notes to our principal shareholder and other investors amounting to $4,212,637 and $1,068,849 respectively and repayment of bank overdraft by $1,014,593.

During the six months ended June 30, 2024, we had net cash, provided by financing activities of $5,292,610, which comprised of $842,610 in proceeds from our bank overdraft facility (net), $4,450,000 in proceeds from issuance of convertible notes to our principal shareholder and other investors as set forth above.

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

Critical Accounting Policies

Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon the unaudited interim condensed consolidated financial statements included in this Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements under Part I, Item 1, “Financial Statements.”

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

As of June 30, 2025, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price, within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with the AVRA 2016 Stock Incentive Plan is measured at fair value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025.

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

Based on the evaluation performed as of June 30, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date in that:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to matters which have been reported in the Company’s previous periodic filings under the Securities Exchange Act of 1934, as amended, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm the Company’s business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification – Chief Executive Officer(1)
31.2	Section 302 Certification – Chief Financial Officer(1)
32.1	Section 906 Certification – Chief Executive Officer(1)
32.2	Section 906 Certification – Chief Financial Officer(1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2025	SS INNOVATIONS INTERNATIONAL, INC.

	By:	/s/ Vishwajyoti P. Srivastava
Vishwajyoti P. Srivastava, M.D.
Chief Executive Officer – Asia Pacific and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)