Form 10-Q
period 2025-09-30
SS Innovations International, Inc.
filed 2025-10-28
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

There were 193,621,149 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of October 27, 2025.

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

Forward Looking Statements

This Quarterly Report release may contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions to identify such forward-looking statements. These statements relate to future events or SSi’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors.	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Mine Safety Disclosures.	46

Item 5.	Other Information.	46

Item 6.	Exhibits	46

SIGNATURES		47

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Notes	September 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	7	$5,681,657	$466,500
Restricted cash	7	6,023,933	5,838,508
Accounts receivable, net	6	6,917,040	4,466,047
Inventory	14	20,036,005	10,206,898
Prepaids and other current assets	8	9,766,203	6,438,338
Total Current Assets		48,424,838	27,416,291

Property, plant, and equipment, net	4	8,249,725	5,385,955
Right of use asset, net	15	2,458,573	2,623,880
Deferred tax assets, net	16	155,056	-
Accounts receivable, net-non current	6	6,922,700	3,299,032
Restricted cash- non current	7	333,657	318,527
Prepaids and other non current assets	8	3,032,478	3,341,528
Total Assets		$69,577,027	$42,385,213

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	11	$10,069,783	$7,994,906
Notes payable	10	-	7,450,000
Current portion of operating lease liabilities	15	341,371	409,518
Accounts payable	9	4,656,966	2,312,382
Deferred revenue	12	2,512,990	1,278,602
Accrued expenses & other current liabilities	9	3,606,439	1,884,814
Total Current Liabilities		21,187,549	21,330,222

Operating lease liabilities, less current portion	15	2,273,111	2,349,118
Deferred Revenue- non current	12	6,277,659	5,173,953
Other non current liabilities	9	189,402	74,817
Total Liabilities		$29,927,721	$28,928,110
Commitments and contingencies	21	-	-
Stockholders ‘equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 193,592,410 shares and 171,579,284 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	19,358	17,157
Accumulated other comprehensive income (loss)	13	(1,304,825)	(749,625)
Additional paid in capital	13	93,353,412	56,952,200
Capital reserve		899,917	899,917
Accumulated deficit		(53,318,557)	(43,662,547)
Total stockholders’ equity		39,649,306	13,457,103
Total liabilities and stockholders’ equity		$69,577,027	$42,385,213

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For the three months ended
	Notes	September 30, 2025	September 30, 2024
REVENUES
System sales	12	11,705,375	3,969,805
Instruments sale	12	854,440	337,580
Warranty sale	12	244,399	58,547
Lease income	12	25,135	20,584
Total revenue		$12,829,349	$4,386,516
Cost of revenue		(6,664,413)	(2,069,109)
GROSS PROFIT		6,164,936	2,317,407

OPERATING EXPENSES:
Research & development expense		786,319	442,839
Stock compensation expense	19	2,095,163	2,451,355
Depreciation and amortization expense	4	297,173	119,502
Selling, general and administrative expense		4,821,552	2,508,479
TOTAL OPERATING EXPENSES		8,000,207	5,522,175

Loss from operations		(1,835,271)	(3,204,768)

OTHER INCOME (EXPENSE):
Interest Expense		(176,636)	(247,616)
Interest and other income, net		141,002	206,901
TOTAL INCOME / (EXPENSE), NET		(35,634)	(40,715)

LOSS BEFORE INCOME TAXES		(1,870,905)	(3,245,483)
Income tax expense	16	1,847,059	—
NET LOSS		$(3,717,964)	$(3,245,483)

Net loss per share - basic and diluted	2(r)	$(0.02)	$(0.02)
Weighted average - basic shares	2(r)	193,589,845	170,781,337
Weighted average - diluted shares	2(r)	202,856,501	181,885,269

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(3,717,964)	$(3,245,483)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(480,822)	(59,087)
Retirement Benefit (net of tax)	17	(544)	(1,946)
Income tax effect relating to retirement benefit	16	(646)	—
TOTAL OTHER COMPREHENSIVE LOSS		(482,012)	(61,033)
TOTAL COMPREHENSIVE LOSS		$(4,199,976)	$(3,306,516)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			For the nine months ended
	Notes		September 30, 2025	September 30, 2024
REVENUES
System sales	12		24,988,895	11,722,762
Instruments sale	12		2,339,478	660,216
Warranty sale	12		560,262	96,749
Lease income	12		61,629	53,608
Total revenue			$27,950,264	$12,533,335
Cost of revenue			(14,783,062)	(8,049,960)
GROSS PROFIT			13,167,202	4,483,375

OPERATING EXPENSES:
Research & development expense			2,295,014	1,729,834
Stock compensation expense	19		6,104,670	12,003,897
Depreciation and amortization expense	4		766,416	290,079
Selling, general and administrative expense			11,460,139	7,596,841
TOTAL OPERATING EXPENSES			20,626,239	21,620,651

Loss from operations			(7,459,037)	(17,137,276)

OTHER INCOME (EXPENSE):
Interest Expense			(773,341)	(680,281)
Interest and other income, net			777,158	589,751
TOTAL INCOME / (EXPENSE), NET			3,817	(90,530)

LOSS BEFORE INCOME TAXES			(7,455,220)	(17,227,806)
Income tax expense	16		2,200,788	-
NET LOSS			$(9,656,008)	$(17,227,806)

Net loss per share - basic and diluted	2	(r)	$(0.05)	$(0.10)
Weighted average - basic shares	2	(r)	188,720,115	170,750,183
Weighted average - diluted shares	2	(r)	197,979,738	181,779,811

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS			$(9,656,008)	$(17,227,806)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss			(539,960)	(154,532)
Retirement Benefit (net of tax)	17		(20,366)	9,860
Income tax effect relating to retirement benefit	16		5,126	-
TOTAL OTHER COMPREHENSIVE LOSS			(555,200)	(144,672)
TOTAL COMPREHENSIVE LOSS			$(10,211,208)	$(17,372,478)

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(Unaudited)

		Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated	Capital	Accumulated other comprehensive	Total Stockholders’
	Notes	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Reserve	income (loss)	equity

Balance as at December 31, 2024		1,000	1	171,579,284	17,157	—	—	56,952,200	(43,662,547)	899,917	(749,625)	13,457,103
Stock compensation	19	—	—	—	—	—	—	2,110,467	—	—	—	2,110,467
Common stock issued against exercise of warrants	13	—	—	10,477	1	—	—	(1)	—	—	—	—
Conversion of notes payable to equity	13	—	—	21,966,416	2,196	—	—	30,643,163	—	—	—	30,645,359
Net loss		—	—	—	—	—	—	—	(5,681,353)	—	22,714	(5,658,639)

Balance as at March 31, 2025		1,000	$1	193,556,177	$19,354	—	$—	$89,705,829	$(49,343,900)	$899,917	$(726,911)	$40,554,290

Stock compensation		—	—	—	—	—	—	1,579,376	—	—	—	1,579,376
Common stock issued against exercise of options		—	—	7,431	1	—	—	(1)	—	—	—	—
Stock issued for services		—	—	24,802	2	—	—	241,795	—	—	—	241,797
Net income		—	—	—	—	—	—	—	(256,691)	—	(95,902)	(352,593)

Balance as at June 30, 2025		1,000	$1	193,588,410	$19,358	—	$—	$91,526,999	$(49,600,593)	$899,917	$(822,813)	$42,022,869

Stock compensation		—	—	—	—	—	—	1,782,853	—	—	—	1,782,853
Common stock issued against exercise of options		—	—	—	—	—	—	—	—	—	—	—
Stock issued for services		—	—	4,000	0	—	—	43,560	—	—	—	43,560
Net income		—	—	—	—	—	—	—	(3,717,964)	—	(482,012)	(4,199,976)

Balance as at September 30, 2025		1,000	$1	193,592,410	$19,358	—	$—	$93,353,412	$(53,318,557)	$899,917	$(1,304,825)	$39,649,306

Balance as at December 31, 2023		1,000	1	170,711,880	17,072	12,500	50,000	43,457,937	(24,511,350)	899,917	(195,499)	19,718,078

Stock compensation	19	—	—	—	—	—	—	6,842,002	—	—	—	6,842,002
Common stock issued against exercise of warrants	13	—	—	12,500	1	(12,500)	(50,000)	49,999	—	—	—	—
Stock issued for services	13	—	—	15,000	2	—	—	101,249	—	—	—	101,250
Net loss		—	—	—	—	—	—	—	(9,841,753)	—	(70,807)	(9,912,560)

Balance as at March 31, 2024		1,000	$1	170,739,380	$17,075	—	$—	$50,451,187	$(34,353,103)	$899,917	$(266,306)	$16,748,770

Stock compensation		—	—	—	—	—	—	2,177,045	—	—	—	2,177,045
Net loss		—	—	—	—	—	—	—	(4,140,570)	—	(12,832)	(4,153,402)

Balance as at June 30, 2024		1,000	$1	170,739,380	$17,075	—	$—	$52,628,232	$(38,493,673)	$899,917	$(279,138)	$14,772,414

Stock compensation	19	—	—	—	—	—	—	2,183,922	—	—	—	2,183,922
Stock issued for services		—	—	125,000	13	—	—	39,988	—	—	—	40,000
Net loss		—	—	—	—	—	—	—	(3,245,483)	—	(61,033)	(3,306,516)
Balance as at September 30, 2024		1,000	1	170,864,380	17,087	—	—	54,852,142	(41,739,156)	899,917	(340,171)	13,689,820

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:

Net loss	$(9,656,008)	$(17,227,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766,416	290,079
Operating lease expense	600,006	553,715
Interest Expense	175,243	217,788
Interest and other income, net	(301,240)	(257,977)
(Reversal of) / Provision for credit loss reserve	241,403	720,732
Deferred income tax benefit	(155,056)	-
Stock compensation expense	6,104,670	12,003,897

Changes in operating assets and liabilities:
Accounts receivable, net	(6,086,871)	(3,741,191)
Inventory, net	(11,514,766)	(5,254,740)
Deferred revenue	2,338,094	5,502,658
Prepaids and other assets	(3,450,327)	(667,764)
Accounts payable	2,344,584	897,060
Income taxes payable, net	2,192,881	-
Accrued expenses & other liabilities	(49,083)	1,241,298
Operating lease payment	(573,363)	(519,018)
Net cash used in operating activities	(17,023,417)	(6,241,269)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,944,527)	(536,337)
Net cash used in investing activities	(1,944,527)	(536,337)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	2,074,877	1,064,946
Proceeds from issuance of promissory notes to principal stockholder	-	2,500,000
Proceeds from issuance of convertible notes to principal stockholder	28,000,000	1,000,000
Proceeds from issuance of convertible notes to other investors	-	1,450,000
Repayment of convertible notes to principal stockholder, including interest	(4,212,637)	-
Repayment of convertible notes to other investors, including interest	(1,068,849)	-
Net cash provided by financing activities	24,793,391	6,014,946

Net change in cash	5,825,447	(762,660)
Effect of exchange rate on cash	(409,735)	(172,923)
Cash and cash equivalents at the beginning of the period	6,623,535	7,087,845
Cash and cash equivalents at end of the period	$12,039,247	$6,152,262

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock, including interest	$30,645,360	$-
Transfer of systems from inventory to property, plant and equipment	$2,167,971	$2,849,073
Transfer of systems from property, plant and equipment to inventory	$482,312	$-

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

In April 2025, the Company successfully completed its uplisting to the Nasdaq Stock Market LLC (“NASDAQ”), with its common stock listed for trading on NASDAQ under the ticker symbol “SSII” effective April 25, 2025.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2025, and the interim condensed consolidated statement of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2025 and September 30, 2024 and flows for the nine months ended September 30, 2025 and September 30, 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of September 30, 2025 and our results of operations for the three and nine months and cash flows for the nine months ended September 30, 2025 and September 30, 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three nine months are also unaudited. The interim condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $27,237,289 and an accumulated deficit of $53,318,557 as of September 30, 2025. The Company also had net losses of $3,717,964 and $9,656,008 for three and nine months ended September 30, 2025 respectively, which losses primarily resulted from non-cash items such as stock compensation expense of $2,095,163 and $6,104,670 for the three and nine months ended September 30, 2025, respectively, and, depreciation of $297,173 and $766,416 for the three and nine months ended September 30, 2025, respectively. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

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

However, the Company’s existing cash resources and income from operations are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months. The management of the Company is making efforts to raise further funding to scale up operations and meet its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

d)	Account Receivables and Allowance for Expected Credit Losses

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

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2025 and September 30, 2024 are translated at the exchange rate in effect as of those dates. Stockholders’ equity is translated at the appropriate historical rates. Included in interest and other income foreign exchange gain resulting from such translations of approximately $67,534 and amount of $2,838 included in selling, general and administrative expenses for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2025 closing rate at 88.87 US$: INR, average rate at 87.23 US$:INR.

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

Standalone Selling Price

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

Property Plant and Equipment depreciated using the straight-line method at rates determined as per estimated useful life of the assets. The estimated useful lives used in calculating depreciation are as follows:

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

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three month’s average share price of common stock on OTC (prior to April 24, 2025) or on NASDAQ (subsequent to April 24, 2025) as grant date fair value for RSUs.

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

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate for India Jurisdiction, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

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

r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	September 30, 2025	September 30, 2024
Net Loss (a)	(3,717,964)	(3,245,483)
Basic weighted average common shares outstanding (b)	193,589,845	170,781,337
Dilutive effect of convertible note	-	550,562
Dilutive effect of stock-based awards	9,266,656	10,553,370
Diluted weighted average common shares outstanding	202,856,501	181,885,269
Earnings per share attributable to SS Innovations International, Inc. stockholders:

Basic and Diluted (a)/(b)	(0.02)	(0.02)

	For the nine months ended
	September 30, 2025	September 30, 2024
Net Loss (a)	(9,656,008)	(17,227,806)
Basic weighted average common shares outstanding (b)	188,720,115	170,750,183
Dilutive effect of convertible note (1)	-	476,258
Dilutive effect of stock-based awards	9,259,623	10,553,370
Diluted weighted average common shares outstanding	197,979,738	181,779,811
Earnings per share attributable to SS Innovations International, Inc. stockholders:

Basic and Diluted	(0.05)	(0.10)

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the period. Refer Note 10 – Notes Payable to the condensed consolidated financial statements for further details.

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

During the three months ended September 30, 2025, and 2024, the Company’s revenue from within India accounted for 94% and 86% of total revenue, respectively, while revenue from the Company’s markets outside India accounted for 6% and 14% of total revenue, respectively. During the nine months ended September 30, 2025, and 2024, the Company’s revenues from within India accounted for 85% and 91% of total revenue, respectively, while revenue from the Company’s markets outside India accounted for 15% and 9% of total revenue, respectively. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

The Company’s long-lived assets consist primarily of property, plant and equipment. As of September 30, 2025 and December 31, 2024, 95% of long-lived assets were in India and 5% were outside India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following as of:

	September 30, 2025	December 31, 2024
Gross Amount
Computer & peripheral	436,675	290,724
Furniture	335,516	175,538
Leasehold improvement	735,402	254,468
Office equipment	406,181	156,579
Pay Per Use Systems	4,821,194	3,374,228
Plant and machinery	555,490	377,121
Server & networking	40,828	34,926
Vehicles	687,768	191,961
Demo system	1,548,645	1,128,305
Capital work in progress	-	47,592
Accumulated depreciation	(1,317,974)	(645,487)
Total	8,249,725	5,385,955

Depreciation expenses for the three months ended September 30, 2025 and 2024 amounted to $297,173 and $119,502, respectively.

Depreciation expenses for the nine months ended September 30, 2025 and 2024 amounted to $766,416 and $290,079, respectively.

From its inventory, the Company determined to use six systems for demonstration purposes. As of September 30, 2025, five systems are situated in the Company’s premises while one system is situated at a partner’s location. Hence, these systems are recorded as property, plant and equipment in accordance with ASC 360.

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

Merger Consideration and Share Issuance: As part of the Merger, holders of CardioVentures’ outstanding common stock, including certain parties who provided interim convertible financing, were issued 135,808,884 shares of SSII common stock, representing approximately 95% of the issued and outstanding shares of SSII post-merger, while the existing SSII stockholders retained approximately 5% (6,545,531 shares) of the post-merger issued shares.

Pursuant to the Merger Agreement, the holders of CardioVentures’ common stock also received 5,000 shares of newly designated Series A Non-Convertible Preferred Stock (the “Series A Preferred Shares”). These shares:

●	Vote together with SSII common stock as a single class, except as required by law.

●	Entitle holders to exercise 51% of the total voting power of the Company.

●	Are not convertible into common stock, have no dividend rights, and carry a nominal liquidation preference.

●	Include protective provisions requiring the majority vote of Series A Preferred Shares to amend their rights.

●	Are subject to automatic redemption for nominal consideration if holders own less than 50% of the shares received in the Merger.

Restructuring and Capital Contributions: Concurrent with the Merger:

●	The Company changed its name to “SS Innovations International, Inc.,” effected a one-for-ten reverse stock split, and increased its authorized common stock to 250,000,000 shares.

●	Dr. Sudhir Srivastava, our Chief Executive Officer, through his holding company, assigned patents, trademarks, and other intellectual property related to its surgical robotic systems to a wholly owned subsidiary of SSII.

●	Two investors, including a current director, provided interim financing during 2022, contributing $3,000,000 each. As a result, the current director received 7% of SSII’s post-merger issued and outstanding common stock on a fully diluted basis, with 4% treated as stock compensation expenses for strategic value. The second investor received 2.86% of SSII’s post-merger issued shares.

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

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of:

	September 30, 2025	December 31, 2024

Accounts receivable, net	6,917,040	4,466,047
Accounts receivable, net (non-current)	6,922,700	3,299,032
	13,839,740	7,765,079

Activity in the allowance for the credit losses for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
Balance at beginning of period	377,722	255,536
Additions charged to expense	471,040	158,992
Foreign currency translation adjustment	(5,603)	(1,167)
Balance at end of period	843,159	413,361

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Balance at beginning of period	545,799	-
Additions/(reversals)	302,963	414,780
Foreign currency translation adjustment	(5,603)	(1,419)
Balance at end of period	843,159	413,361

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $6,922,700 (December 31, 2024: $3,299,032) may not be due and collectible in next one year and thus company classified these receivables as non-current.

Details of customers which accounted for 10% or more of total revenues during the three and nine months ended September 30, 2025, and September 30, 2024 and 10% or more of total accounts receivables as at September 30, 2025, and December 31, 2024.

	Percentage of revenue for the nine months ended		Percentage of revenue for the three months ended		Percentage of accounts receivables
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Customer A	0%	-	0%	-	-	13%
Customer B	0%	11%	0%	-	-	-
Customer C	0%	9%	0%	26%	-	-
Customer D	0%	4%	0%	10%	-	-
Customer E	0%	4%	0%	11%	-	-
Customer F	0%	4%	0%	12%	-	-
Customer G	4%	5%	0%	14%	3%	6%

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of:

		September 30, 2025	December 31, 2024
Cash and cash equivalents		5,681,657	466,500

Fixed Deposit	Lien Against Overdraft Facility	5,964,640	5,768,396
	Lien Against Letter of Credit	-	24,757
	Lien Against Bank Guarantee	43,674	45,355
	Lien Against Credit Card Facility	15,619	-
Restricted cash (Current)		6,023,933	5,838,508

Fixed Deposit	Lien Against Bank Guarantee	333,657	302,307
	Lien Against Credit Card Facility	-	16,220
Restricted cash (Non-current)		333,657	318,527
Total Cash, cash equivalents and restricted cash		12,039,247	6,623,535

We have classified fixed deposits (FDs), which are subject to withdrawal restrictions, as Restricted cash. Additionally, time deposits with remaining maturity of over one year have been classified as non-current.

The Company has secured a bank overdraft facility from HDFC Bank, collateralized by fixed deposits held with HDFC Bank. This facility includes a withdrawal restriction tied to the fixed deposit. (Refer Note 11 – Bank Overdraft.)

NOTE 8 – PREPAID, CURRENT AND NON-CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of:

	September 30, 2025	December 31, 2024

Balances from statutory authorities	5,081,260	2,691,800
Prepaid expense-stock compensation current	1,157,911	1,074,991
Security deposits	317,844	157,574
Other prepaid-current assets	3,209,188	2,513,973
Prepaid and other current assets	9,766,203	6,438,338

Prepaid expense-stock compensation non current	2,544,836	3,052,445
Security deposits	361,521	145,198
Other prepaid-non current assets	126,121	143,885
Prepaid and other non current assets	3,032,478	3,341,528

Total prepaid, current and non current assets	12,798,681	9,779,866

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following as of:

	September 30, 2025	December 31, 2024

Accounts payable	4,656,966	2,312,382

Payable to statutory authorities	99,350	55,699
Client liabilities	239,086	574,603
Salary payable	27,878	91,825
Other accrued liabilities	3,240,125	1,162,687
Other accrued liabilities	3,606,439	1,884,814

Provision for Gratuity Long term	121,903	74,817
Other accrued liabilities	67,499	-
Other accrued liabilities- Non Current	189,402	74,817

Total accounts payable, accrued current and non current expenses	8,452,807	4,272,013

Accounts payable at $4,656,966 as of September 30, 2025 (December 31, 2024: $2,312,382), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $3,240,125 as of September 30, 2025 (December 31, 2024: $1,162,687), mainly include accrued expenses of $944,965. (December 31, 2024: $834,291).

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

In February 2025, the Company paid $4,212,637 towards repayment of five 7% One-Year Promissory Notes totaling $4,000,000 in principal amount raised from Sushruta Pvt Ltd., an affiliate, on various dates during 2024, along with interest due thereon.

In February 2025, the Company paid $1,068,849 towards repayment of one 7% One-Year Convertible Promissory Note of $1,000,000 in principal amount issued to an investor in February 2024 along with the interest due thereon.

In February 2025, the Company converted three 7% One Year Convertible Promissory Notes totaling $450,000 issued to several investors in February 2024, along with the interest accrued thereon, into 108,048 shares of common stock the Company as per the conversion rights exercised by the note holders.

In February 2025, the Company converted Convertible Notes totaling $22,000,000, in principal amount, along with the interest accrued thereon, issued to Sushruta Pvt Ltd. into 16,046,814 shares of common stock of the Company.

In March 2025, the Company converted Convertible Notes totaling $8,000,000 in principal amount, along with the interest accrued thereon, issued to Sushruta Pvt Ltd into 5,811,554 shares of common stock of the Company.

NOTE 11 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of:

	September 30, 2025	December 31, 2024

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	3,313,048	4,486,181
HDFC Bank Ltd overdraft (OD2)	6,756,735	3,508,725
Bank overdraft	10,069,783	7,994,906

The HDFC Bank overdraft facility (OD1), amounting to $3,313,048, is availed against a lien on fixed deposits totaling $4,641,361 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $675,107 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided both by Dr. Sudhir Prem Srivastava and Dr. Vishwajyoti P Srivastava. As of September 30, 2025, and December 31, 2024, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

HDFC Bank has sanctioned overdraft facilities subject to operational terms and conditions, including payment on demand, comprehensive insurance coverage against all risks of primary security, periodic inspections of the plant by the bank, and submission of monthly stock and financial records to the bank within 30 days after each month-end. Security for this facility includes current assets, plant and machinery, furniture and fixtures, computers, other moveable fixed assets and a personal guarantee of both Dr. Sudhir Srivastava and Dr. Vishwajyoti P Srivastava.

The cash credit facility is sanctioned at an interest rate of 8.90% (linked with 1-month Repo rate + 3.4%) per annum on the working capital overdraft limit, with interest payable monthly on the first day of the subsequent month. Overdraft facility against fixed deposits is sanctioned with an interest rate of 1.25% over and above prevailing rate of interest on fixed deposits, payable at monthly intervals on the first day of the following month.

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the three and nine months ended September 30, 2025, the Company sold 28 and 55 surgical robotic systems, respectively. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $290,753 and $249,946 as interest income on account of deferred financing component during the nine months ended September 30, 2025 and September 30, 2024, respectively.

	September 30, 2025	December 31, 2024

Deferred revenue- beginning of period	6,452,555	1,095,480
Additions	4,195,775	5,685,704
Net changes in liability for pre-existing contracts	10,648,330	6,781,184
Revenue recognized for system sales	409,422	177,518
Revenue recognized for instrument sales	887,997	-
Revenue recognized for warranty sales	560,262	151,111
Deferred revenue- end of period	8,790,649	6,452,555

Deferred revenue expected to be recognized in:
One year or less	2,512,990	1,278,602
More than one year	6,277,659	5,173,953
	8,790,649	6,452,555

For the three months ended September 30, 2025 and 2024:

The following table disaggregates our revenue by major source as of:

	September 30, 2025	September 30, 2024
System sales	11,705,375	3,969,805
Instruments sale	854,440	337,580
Warranty sale	244,399	58,547
Lease income	25,135	20,584
Total revenue	12,829,349	4,386,516

Revenues for three months ended September 30, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows:

	September 30, 2025	September 30, 2024
India	12,043,038	3,784,127
Iraq	770,593	-
UAE	8,252	-
Nepal	7,335	-
Indonesia	131	602,389
	12,829,349	4,386,516

For the nine months ended September 30, 2025 and 2024:

The following table disaggregates our revenue by major source as of:

	September 30, 2025	September 30, 2024
System sales	24,988,895	11,722,762
Instruments sale	2,339,478	660,216
Warranty sale	560,262	96,749
Lease income	61,629	53,608
Total revenue	27,950,264	12,533,335

Revenues for nine months ended September 30, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows:

	September 30, 2025	September 30, 2024
India	23,796,743	11,422,881
Philippines	1,409,925	-
Indonesia	1,020,967	602,389
South America	917,721	-
Iraq	770,593	-
UAE	22,833	-
Nepal	11,482	508,065
	27,950,264	12,533,335

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

As of September 30, 2025, there were 193,592,410 (December 31, 2024: 171,579,284) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Stock”.

As of September 30, 2025, there were 1,000 (December 31, 2024: 1,000) issued and outstanding shares of Series A Preferred Stock.

Common Stock issued at the time of Merger

At Closing of the Merger on April 14, 2023, 135,808,884 shares of our common stock and 1,000 shares of our Series A Preferred Stock were issued to Cardio Ventures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the Merger an additional 3,818,028 shares of our common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

Common Stock issued post-Merger

On March 1, 2024, the Company issued 15,000 shares of common stock to PCG Advisory, for investor and digital marketing services. The total value of such services is $101,250.

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

On February 12, 2025, the Company issued 48,030 shares of common stock to an investor upon against the conversion of note amounting to $213,732 including interest thereon at a conversion price of $4.45 per share.

On February 13, 2025, the Company issued 30,010 and 30,008 shares of common stock to two investors, respectively, upon the conversion of notes amounting to $133,546 and $133,534, including interest thereon, respectively at a conversion price of $4.45 per share.

On February 20, 2025, the Company issued 16,046,814 shares of common stock to Sushruta Pvt Ltd upon against the conversion of notes amounting to $22,144,603 including interest thereon, at a conversion price of $1.38 per share.

On March 1, 2025, the Company issued 7,858 common shares to one ex-employee and 2,619 shares of common stock to an ex-director of the Company upon cashless exercise of stock options previously granted to them under the Company’s 2016 Stock Incentive Plan.

On March 31, 2025, the Company issued 5,811,554 shares of common stock to Sushruta Pvt Ltd, upon the conversion of notes amounting to $8,019,945, including interest thereon, at a conversion price of $1.38 per share.

On April 2, 2025, the Company issued 3,163 shares of common stock to an advisory firm in terms of the engagement document signed with them to provide production and graphics services to the Company.

On April 30, 2025, the Company issued 1,639 shares of common stock to an advisor in exchange for rendering the services in accordance with the agreement entered with the advisor.

On May 22, 2025, the Company issued 20,000 shares of common stock to an advisor in exchange for advisory services to be rendered over a 5year period. The total value of such services is $196,800. The value of services is calculated at the fair market value of the shares as of the date of the advisory services contract.

On May 28, 2025, the Company issued 7,431 shares of common stock to one individual upon the cashless exercise of a stock option previously granted under the Company’s 2016 Stock Incentive Plan.

On August 28, 2025, the Company issued 4,000 shares of common stock to an advisor in exchange for advisory services to be rendered over a 5 year period. The total value of such services is $43,560. The value of services is calculated at the fair market value of shares as of the date of the advisory services contract.

NOTE 14 – INVENTORY

Inventory consisted of the following as of:

	September 30, 2025	December 31, 2024

Raw materials (includes goods in transit $981,039 (December 31, 2024: $969,959)]	8,198,802	4,461,898
Work-in-progress	1,661,914	1,436,250
Finished goods	10,175,289	4,308,750
	20,036,005	10,206,898

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities as of:

Operating leases	September 30, 2025	December 31, 2024
Assets
Right of use operating lease assets	2,458,573	2,623,880

Liabilities
Current portion of operating lease liabilities	341,371	409,518
Non Current portion of operating lease liabilities	2,273,111	2,349,118
Total lease liabilities	2,614,482	2,758,636

Operating leases	September 30, 2025	December 31, 2024
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	4.44	5.19
Ilabs Info Technology 1st Floor	4.83	5.58
Ilabs Info Technology Ground Floor	6.67	7.42
Ilabs Info Technology Basement-3	4.44	-
Village Chhatarpur-1849-1852-Farm	-	0.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Ilabs Info Technology Basement-3	12.00%	-
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Nine months ended
	September 30, 2025	September 30, 2024
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	573,363	519,018

Maturities of lease liabilities as of September 30, 2025, were as follows:

Fiscal year	Operating Leases Amount (in $)
2025	155,024
2026	636,975
2027	662,675
2028	689,661
2029	717,996
2030 and thereafter	697,248
Total lease payment	3,559,579
Less: Imputed Interest	945,097
Present value of lease liabilities	2,614,482

NOTE 16 – INCOME TAX

The Company recorded an income tax expense of $1,847,059 and $2,200,788 for the three and nine months ended September 30, 2025, respectively. The consolidated effective tax rate for the nine months ended September 30, 2025, was (29.52%), compared to nil in the prior-year period.

The Company will continue to reassess its valuation allowance position quarterly and update the effective tax rate accordingly based on expected changes in the mix and level of earnings.

The components of income / (loss) before income taxes consist of the following:

	Nine months ended
	September 30, 2025	September 30, 2024
Domestic	(11,463,123)	(14,921,678)
Foreign	4,007,903	(2,306,128)
Total	(7,455,220)	(17,227,806)

Income tax expense/(benefit) consists of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Current Provision:
Domestic	-	-
Foreign	2,355,844	-

Deferred Provision/(Benefit):
Domestic	-	-
Foreign	(155,056)	-
Income tax expense	2,200,788	-

Deferred income taxes recognized in OCI were as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Deferred taxes benefit / (expense) recognized on:
Retirement benefits	5,126	-
Total	5,126	-

The Company has federal and state net operating losses as of September 30, 2025 and December 31, 2024.

The Company’s U.S. operations continue to generate losses, and a full valuation allowance has been maintained against its U.S. federal and state deferred tax assets. As a result, no tax benefit has been recognized for U.S. losses in the current period.

Management has considered available positive and negative evidence, including forecasted taxable income, reversal of temporary differences, and tax planning strategies. Based on this assessment, deferred tax assets related to the Indian operations are considered realizable, and no valuation allowance has been recorded for those jurisdictions.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the condensed consolidated statement of operations and comprehensive loss for the nine month period ended September 30, 2025, and September 30, 2024.

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

The effective income tax rate differs from the amount computed by applying the income tax rate of India to Income/(Loss) before income taxes approximately as follows:

	Nine months ended
	September 30, 2025	September 30, 2024
Accounting loss before income tax	(7,455,220)	(17,227,806)
Income tax expense/(benefit) at federal statutory rate at 21%	(1,565,596)	(3,617,839)
Foreign tax rate differential	533,188	(718,055)
US GAAP accounting difference over Indian jurisdiction profit*	1,125,045	-
Non-deductible expenses	(304,231)	179,089
Excess tax benefit on depreciation	-	(44,067)
Excess tax benefit on security deposit	-	77
Impact of unrecognized deferred tax asset on the loss of the year	2,407,256	4,200,796
Income tax expense	2,195,662	-

*	The domicile of the Parent Company is in Florida, USA, where the applicable corporate income tax rate is 21%. The Group’s major tax jurisdiction is in India, where tax rates of 25.17% have been applied to the profit, as per local GAAP applicable in India for the expected tax expense which resulting in incremental tax expenses of $1,125,045.

The Company recorded an income tax expense of $1,847,059 and $2,200,788 for the three and nine months ended September 30, 2025, respectively.

The components of the deferred tax balances were as follows:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	8,966,345	5,123,862
Net operating loss	2,407,256	3,842,483
Lease payments	18,445	28,299
Credit loss reserve	299,157	198,703
Others	159,042	44,204
	11,850,245	9,237,551
Valuation allowance	(11,373,601)	(9,150,495)
Deferred tax assets	476,644	87,056

Deferred tax liabilities:
Depreciation and amortization	321,588	74,285
Others	-	12,771
Deferred tax liabilities	321,588	87,056
Net deferred tax assets/liability	155,056	-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of September 30, 2025, and December 31, 2024, and recorded a valuation allowance of $11,373,601 and $9,150,495, respectively.

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

The benefit obligation has been measured as of September 30, 2025, and December 31, 2024. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	September 30, 2025	September 30, 2024
Change in projected benefit obligation
Projected benefit obligation as on beginning	80,833	34,005
Service cost	35,102	16,915
Interest cost	4,244	1,799
Benefits paid	-	-
Actuarial loss ^	20,366	9,860
Effect of exchange rate changes	(471)	(63)
Projected benefit obligation at end	140,074	62,516
Unfunded status in the end	140,074	62,516
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	121,903	58,144
Current liability (included under accrued employee costs)	18,171	4,372
Total accrued liability	140,074	62,516
Accumulated benefit obligation at end	76,026	35,260

^	During the period ended September 30, 2025 and December 31, 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from accumulated other comprehensive income (“AOCI”), were as follows:

	September 30, 2025	September 30, 2024
Service cost	35,102	16,915
Interest cost	4,244	1,799
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	39,346	18,714

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	September 30, 2025	September 30, 2024
Net actuarial loss / (gain)	20,366	(9,860)
Amount recognized in AOCI, excluding tax effects	20,366	(9,860)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	September 30, 2025	September 30, 2024
Discount rate	7.38%	7.15%
Rate of increase in compensation levels	12.50%	12.50%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of September 30, 2025

September 30, 2025	13,930
2026	24,959
2027	22,923
2028	20,551
2029	17,671
2030-2034	100,013

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

The Company’s financial assets, which are set out below in the table, are measured at fair value by considering the level III inputs. The company does not have financial assets which are measured using Level I or Level II inputs.

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Financial Assets
Account receivables, net (1)	6,922,700	3,299,032	6,922,700	3,299,032
Other non-current financial assets (2)	361,521	214,252	361,521	214,252
Total	7,284,221	3,513,284	7,284,221	3,513,284
Financial Liabilities
Lease liabilities (3)	2,273,111	2,349,118	2,273,111	2,349,118
Total	2,273,111	2,349,118	2,273,111	2,349,118

(1)	Account receivables net of allowance for credit losses represent the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(3)	The Company has long term lease liabilities in relation to office properties which are carried at cost using the discount rate (Refer Note 15 Leases).

The Company has assessed that the financial instruments that are not carried at fair value consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, note payable, Bank overdraft facility and account payable for which fair values approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 19 – STOCK COMPENSATION EXPENSES

Stock Options issued to Employees: The Company grants shares of the Company’s common stock, par value $ 0.0001 to certain employees under the Company’s 2016 Stock Incentive Plan (the “Plan”). The price at which the Grantee is entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) is $ 5.00 per Share. The Shares vest twenty percent (20%) as of the Grant Date, with the balance of the shares vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

Restricted Stock Units (“RSUs”): issued to Employees: The Company grants restricted shares of the Company’s common stock, $ 0.0001 per value to certain employees under the Plan. The grant of restricted shares is made in consideration of services to be rendered by the Grantee to the Company. The RSUS vest twenty percent (20%) as of the Grant Date, with the balance of the RSU vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date, subject to the Grantee’s continued employment by the Company, as provided for in the Plan. Unvested portions of the RSU Award may not be transferred at any time, except to the extent provided for in the Plan. Until the RSU granted under the Plan vests in accordance with the terms hereof, the Grantee shall have no rights as a stockholder (including, without limitation, voting and dividend rights) with respect to any of the shares of common stock covered by the RSU.

Stock Options issued to Doctors/Proctors/Advisors (“Advisors”): The Company issues shares of the Company’s common stock (“Advisory Shares”) to retain and compensate certain Advisors for performing services for the Company and in exchange for the compensation, which is issued in a phased manner as determined by the company. The “Services” include but are not limited to (a) providing proctoring and medical advisory services, (b) advising the Company on the development of surgical robotics procedures and improvements in design and technology (c) participation in case of observation and performance of live surgeries, and (d) disseminating information about the Company’s products in various scientific meetings and surgical robotic conferences globally (e) investor’s digital marketing support. The Company issues such Advisory Shares in a phased manner commensurate with the period over which the services are to be performed, as determined by the Company.

Stock Options

Stock options activity for the period ended September 30, 2025, was as follows:

	Number of shares subject to options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,536,776	$3.41
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of September 30, 2025	2,536,776	$3.41

	Number of shares subject to options	Weighted average grant date fair value per share
Exercisable balance as of September 30, 2025	5,041,405	$2.06

During the nine months ended September 30, 2025, no stock options vested. Further there were no stock options issued during the period ending September 30, 2025.

RSUs

RSU activity for the period ended September 30, 2025, was as follows:

	Number of shares subject to RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,117,598	$7.76
Granted	-	-
Vested	-	-
Forfeited	510,266	$7.76
Unvested balance as of September 30, 2025	1,607,332	$7.76

During the nine months ended September 30, 2025, no RSAs are vested. Further, there were no RSAs issued during the nine months ended September 30, 2025.

Advisory Shares

Common stock issued to Advisors as advisory shares during the period as follows:

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

During the nine months ended September 30, 2025, 25,639 advisory shares were issued to Advisors having total common stock value of $255,357.

The aggregate vesting date fair value of advisory shares vested was $481,270 and $418,694 during the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

Stock compensation expenses

During the nine months ended September 30, 2025 and September 30, 2024, the Company has recorded share compensation expense of $6,104,670 and $12,003,897, respectively, in relation to stock options, RSAs and advisory shares as follows:

	September 30, 2025	September 30, 2024
Stock options	2,156,676	6,821,384
Restricted stock units (RSU)	2,986,730	4,185,814
Advisory shares	961,264	996,699
Total stock compensation expenses	6,104,670	12,003,897

Stock option model and assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the period ending September 30, 2025, were as follows:

		Nine months ended September 30, 2025
Grant date	Stock Options February 13, 2024	Stock Options November 27, 2023	Restricted stock awards November 27, 2023

Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30 2025, and September 30, 2024, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of September 30, 2025, there was $6,493,729, $9,363,209 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock Plan, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.16 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions with the related parties for the nine months ended September 30, 2025 and September 30, 2024 and balances outstanding as on September 30, 2025 and December 31, 2024, are as follows:

Particulars	For the nine months ended Sept 30, 2025	For the nine months ended Sept 30, 2024
:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	53	71
SS International Centre for Robotics Surgery Pvt Ltd	12,897	-
Sudhir Srivastava Medical Innovations Pvt Ltd	71	149
Telegnosis Private Limited	218	-
Sudhir Prem Srivastava, M.D.	18,000	-

Expenses incurred on behalf of the Company
Sudhir Prem Srivastava, M.D.	136,572	204,156
Barry F. Cohen	5,753	-
Dr. Frederic H Moll	11,499	-
Dr. S.P. Somashekhar	5,574	-

2016 Stock Incentive Plans Expenses/(Reversal)
Anup Sethi	(122,247)	985,168
Barry F. Cohen	431,335	432,915
Dr. S.P. Somashekhar	158,190	157,158
Sudhir Prem Srivastava, M.D.	1,294,006	5,955,553
Vishwajyoti P. Srivastava, M.D	431,335	432,915

Consultancy charges and other perquisites
Anup Sethi#	65,738	131,904
Barry F. Cohen	135,000	135,000
Vishwajyoti P. Srivastava, M.D	225,510	159,086
Sudhir Prem Srivastava	664,586	658,776
Arvind Palaniappan#	16,202	-
Naveen Kumar Amar#	3,080	-

Proceeds from notes issued
Sushruta Pvt Ltd.	28,000,000	3,500,000

Interest accrued on notes
Sushruta Private Limited	182,400	115,597

Conversion of notes into common stock
Sushruta Private Limited	30,164,548	-

Balances outstanding at period and year end:

Particulars	As on Sept 30, 2025	As on December 31, 2024
Balance receivable / (payable)
Accrued expenses and other current liabilities:
Barry F. Cohen	(451,253)	(310,500)
Sushruta Pvt Ltd.	-	(194,785)
Vishwajyoti P. Srivastava, M.D	-	(75,006)
Naveen Kumar Amar#	(3,080)	-

Prepaid & Other current assets:
Cardio Bahamas*	(76,741)	(76,741)
Srivastava Robotic Surgery Pvt Ltd	398	345
SS International Centre for Robotics Surgery Pvt Ltd	13,845	948
SSI PTE Singapore*	(424,546)	(424,586)
Sudhir Prem Srivastava, M.D.*	2,536,533	1,644,825
Sudhir Srivastava Medical Innovations Pvt Ltd	562	491
Sushruta Pvt Ltd	5,000	5,000
Telegnosis Private Limited	935	727

Notes Payable:
Sushruta Private Limited	-	(6,000,000)

*	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

#

During the current period, Mr. Anup Sethi resigned from the position of Chief Financial Officer with effect from April 30, 2025. In his place, Mr. Arvind Palaniappan was appointed as the Interim Chief Financial Officer. Further Mr. Arvind Palaniappan resigned as Interim Chief Financial Officer effective July 23, 2025, meanwhile his responsibilities were assumed by Dr. Vishwajyoti P. Srivastava- Chief Operating Officer- Asia Pacific. On September 24, 2025, the Company appointed Mr. Naveen Kumar Amar as Chief Financial Officer.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company, through its Indian subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,229 plus applicable taxes. This lease expires in March 2030. Effective June 1, 2023, our Indian subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $16,025 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024, our SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,956 plus taxes and expires on July 31, 2030. In May 2025, the Company signed another lease agreement for occupying an additional space for warehouse purposes in Gurugram which provides for monthly payment of $3,439 plus taxes and expires in March 2030.

Contingencies

The Company’s international transactions with its Associated Enterprises (AEs) were subject to transfer pricing regulations under the Income-tax Act, 1961. The case for the assessment year 2021-22 under consideration was selected for scrutiny and referred to the Transfer Pricing Officer (TPO).

The TPO proposed a Transfer Pricing adjustment of $550,617 primarily on account of:

●	Rejection of the segmental margins computed by the Company and adoption of entity-level margins; and

●	Modification of the filters applied by the Company in the selection of comparable companies.

Based on the TPO’s findings, the Assessing Officer (AO), vide draft assessment order dated 29 November 2023 under section 144C(1) of the Income-tax Act proposed an addition of $550,617 to the returned income of $11,753.

The Company filed its objections before the Dispute Resolution Panel (DRP). The DRP, vide its directions dated 28 August 2024, granted partial relief of $17,336 on account of rectification in the operating margins of the comparable companies. Accordingly, the Transfer Pricing adjustment was reduced to $533,281.

Subsequently, the Company has filed an appeal before the Income Tax Appellate Tribunal (ITAT) on the remaining disputed issues. As informed by the Management, the matter is pending adjudication before the ITAT. The Company believes that its position will more likely than not be sustained upon final examination by the tax authorities and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

NOTE 22 – SUBSEQUENT EVENTS

In October 2025, the Company issued 28,739 shares of common stock as per advisory shares under the Company’s 2016 Stock Incentive Plan as per the terms of agreements signed with the advisors to provide advisory services to the Company.

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

During the three and nine months ended September 30, 2025, we sold 28 and 55 surgical robotic systems, respectively. In addition, during the three month period ended September 30, 2025, we installed one system on a pay-per-use basis and one system on a demonstration basis.

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

Balance Sheet Data

The following table provides selected balance sheet data for the Company as of:

	September 30, 2025	December 31, 2024
Cash	5,681,657	466,500
Restricted cash**	6,357,590	6,157,035
Total Assets	69,577,027	42,385,213
Total Liabilities	29,927,721	28,928,110
Total liabilities and stockholders’ equity	69,577,027	42,385,213

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. During the balance of 2025, the Company plans to raise additional capital through further private or public offering of its securities. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities.

Three months ended September 30, 2025, as compared to the three months ended September 30, 2024

	For the three months ended
	September 30, 2025	September 30, 2024
Total Revenue	12,829,349	4,386,516
Cost of revenue	(6,664,413)	(2,069,109)
Gross profit	6,164,936	2,317,407
Research & development expense	786,319	442,839
Stock compensation expense	2,095,163	2,451,355
Depreciation and amortization expense	297,173	119,502
Selling, general and administrative expense	4,821,552	2,508,479
Loss from operations	(1,835,271)	(3,204,768)
Other income (expenses)	(35,634)	(40,715)
Income tax expense	1,847,059	-
Net loss	(3,717,964)	(3,245,483)

Total Revenue. For the three months ended September 30, 2025,we had revenues of $12,829,349 (comprised of $11,705,375 of system sales, $854,440 of instrument sales, $244,399 of warranty sales and lease income $25,135), as compared to $4,386,516 (comprised of $3,969,805 of system sales, $337,580 of instrument sales $58,547 of warranty sales and lease income $20,584) for the three months ended September 30, 2024. The increase in revenue is primarily due to an increase in the number of SSi Mantra 3 surgical robotic systems and instruments during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Gross profit. For the three months ended September 30, 2025, we had gross profit of $6,164,936, as compared to $2,317,407 for the three months ended September 30, 2024. The increase in gross profit margin was on account of decreases in raw material prices and improvements in manufacturing processes which resulted in less consumption of raw material from the 2024 quarter to the 2025 quarter.

Research and development expense. Research and development expenses were $786,319 for the three months ended September 30, 2025, as compared to $442,839 for the three months ended September 30, 2024. Research and development expense primarily consists of salaries paid to engineers, amounting to $691,273 and $333,625 for the three months ended September 30, 2025 and 2024, respectively. The increase in research and development expenses compared to the prior period is primarily due to the nature of activities undertaken. Our research and development efforts were focused on routine product enhancements, which involved relatively lower expenditure.

Stock compensation expense. We had stock compensation expenses of $2,095,163 and $2,451,355 during the three months ended September 30, 2025 and 2024, respectively. The substantial decrease in the stock compensation expense is primarily due to reversal of expenses relating to resigned employees during the three months ending September 30, 2025.

Depreciation and amortization expense. We had depreciation and amortization expense of $297,173 for three months ended September 30, 2025, as compared to $119,502 for three months ended September 30, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets.

Selling, general and administrative expense. We incurred $4,821,552 in selling, general and administrative (“SG&A”) expense during the three months ended September 30, 2025, as compared to $2,508,479 for the three months ended September 30, 2024.

Our SG&A expense is comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expense also includes acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grants of our equity awards to members of our board of directors. The increase in SG&A expense compared to the previous period is primarily due to higher legal and underwriting fees and expenses incurred for business events held during the current period, which were not present in the previous period.

Other income/expenses, net. We incurred other expenses of $35,634 for the three months ended September 30, 2025, as compared to $40,715 of other expenses during the three months ended September 30, 2024. The decrease in interest income by $65,899 relates to fixed deposits which is offset by increase in interest expense by $70,980 related to interest on bank overdraft facility and convertible notes.

Income tax expense. For the three months ended September 30, 2025 our income tax expense increased by $1,847,059 as compared to nil during the three months period ended September 30, 2024, primarily due to the recognition of income tax expense in our Indian operations for the first time. Historically, our Indian subsidiary had incurred tax losses and was not subject to current income tax. However, during the current period, the Indian operations generated sufficient taxable profits, resulting in the recognition of current tax expense.

Net Loss. We incurred net loss of $3,717,964 for the three months ended September 30, 2025, as compared to a net loss of $3,245,483 for the three months ended September 30, 2024. The decrease in net loss from September 30, 2024 to September 30, 2025 is primarily the result of increases in gross profit by $3,847,529 and reduction in stock compensation expense by $356,192 offset by increases in SG&A expense by $2,313,073 and income tax expense of $1,847,059.

Nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024

	For the nine months ended
	September 30, 2025	September 30, 2024
Total Revenue	27,950,264	12,533,335
Cost of revenue	(14,783,062)	(8,049,960)
Gross profit	13,167,202	4,483,375
Research & development expense	2,295,014	1,729,834
Stock compensation expense	6,104,670	12,003,897
Depreciation and amortization expense	766,416	290,079
Selling, general and administrative expense	11,460,139	7,596,841
Loss from operations	(7,459,037)	(17,137,276)
Other income (expenses)	3,817	(90,530)
Income tax expense	2,200,788	-
Net loss	(9,656,008)	(17,227,806)

Total Revenue. We had revenues of $27,950,265 (comprised of $24,988,895 of system sales, $2,339,478 of instrument sales, $560,262 of warranty sales and lease income of $61,629), for the Nine months ended September 30, 2025, compared to $12,533,335 (comprising $11,722,762 of system sales and $660,216 of instrument sales, $96,749 of warranty sales and lease income of $53,608) for the nine months ended September 30, 2024. The increase in revenue is primarily due to sale of increased number of surgical robotic systems and instruments in the September 2025 period, as compared to the September 2024 period.

Gross profit. We had gross profit of $13,167,202 for the nine months ended September 30, 2025, as compared to $4,483,375 for the nine months ended September 30, 2024. The increase in gross profit margin was on account of decreases in raw material prices and improvements in manufacturing processes which resulted in less consumption of raw material from the 2024 quarter to the 2025 quarter.

Research and development expense. Research and development expenses were $2,295,014 during the nine months ended September 30, 2025 as compared to $1,729,834 for the nine months ended September 30, 2024. Research and development expense primarily consists of salaries paid to engineers, of $1,102,778 and $954,621 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase in research and development expenses as compared to the prior period is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings till the previous quarter.

Stock compensation expense. We had stock compensation expense of $6,104,670 and $12,003,897 during nine months ended September 30, 2025 and September 30, 2024, respectively. The substantial decrease in the stock compensation expense is primarily due to reversal of expenses relating to resigned employees during the current period.

Depreciation and amortization expense. We had depreciation and amortization expense of $766,416 for the nine months ended September 30, 2025, as compared to $290,079 for the nine months ended September 30, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, general and administrative expense. We incurred $11,460,139 in SG&A expenses during the nine months ended September 30, 2025, as compared to $7,596,841 for the nine months ended in September 30, 2024.

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

Other income/expenses. We earned other income of $3,817 for the nine months ended September 30, 2025, as compared to $90,530 of other expenses during the nine months ended September 30, 2024. The increase in interest income by $187,407 relating to fixed deposits which is offset by increase in interest expense by $93,060 related to interest on bank overdraft facility and convertible notes.

Income tax expense. For the nine months ended September 30, 2025 our income tax expense increased by $2,200,788 as compared to nil during the nine months ended September 30, 2024, primarily due to the recognition of income tax expense in our Indian operations for the first time. Historically, our Indian subsidiary had incurred tax losses and was not subject to current income tax. However, during the current period, the Indian operations generated sufficient taxable profits, resulting in the recognition of current tax expense.

Net Loss. We incurred a net loss of $9,656,008 for the nine months ended September 30, 2025, as compared to a net loss of $17,227,806 for the nine months ended September 30, 2024. The decrease in net loss from the nine months ended September 30, 2024, to the nine months ended September 30, 2025 is primarily the result of the increase in gross profit by $8,683,827, decrease in stock compensation expense by $5,899,227 offset by increase in SG&A expense of $3,863,298 and income tax expense of $2,200,788.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

Effective February 14, 2024, the Company sold $2,450,000 in principal amount of 7% Convertible One-Year Promissory Notes (the “Bridge Notes”) to five investors in a private transaction, one of whom was Sushruta Pvt Ltd. (“Sushruta”), Sushruta, the Bahamian holding company of Dr. Sudhir Srivastava, our founder, Chairman, Chief Executive Officer and controlling stockholder, who subscribed for a $1,000,000 Bridge Note. Interest on the Bridge Notes accrued at the rate of 7% per annum and was payable together with the principal amount upon maturity, which was one year from issuance. The Bridge Notes were convertible at the option of the noteholders, at any time prior to maturity into shares of our common stock at a conversion price of $4.45 per share. Sushruta’s Bridge Note, together with accrued interest thereon, was repaid upon maturity in February 2025.

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

Each tranche of financing provided by Dr. Srivastava was evidenced by a one-year convertible promissory note (collectively, the “One-Year Notes”). The One-Year Notes bore interest at the rate of seven percent (7%) per annum, which accrued and was due at maturity. The One-Year Notes were convertible at the option of the holder into shares of our common stock at a conversion price of $1.38 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events. As of September 30, 2025, all $30,000,000 in principal amount of One-Year Notes, together with $164,548 in interest thereon, were converted by Sushruta into 21,858,368 shares of our common stock.

While we have been successful in raising funds to meet our working capital needs to date, believe that we have the resources to do so for the balance, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding if and when needed. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment, and any such investment or other strategic alternative would likely substantially dilute our current stockholders. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

	For the nine months ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities:
Net loss	(9,656,008)	(17,227,806)
Non-cash adjustments	7,431,442	13,528,234
Change in operating assets and liabilities	(14,798,851)	(2,541,697)
Net cash used in operating activities	(17,023,417)	(6,241,269)
Net cash used in investing activities	(1,944,527)	(536,337)
Net cash provided by financing activities	24,793,391	6,014,946
Net change in cash	5,825,447	(762,660)
Effect of exchange rate on cash	(409,735)	(172,923)
Cash at beginning of year	6,623,535	7,087,845
Cash at end of year	12,039,247	6,152,262

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $17,023,417 resulting from our net loss of $9,656,008 partially offset by non-cash charges of $7,431,442 primarily driven by depreciation charges, operating lease expense, Interest expense (net), Interest and other income, net, credit loss reserve, advisory share expense and other stock compensation expense. We had cash used in our operating assets and liabilities of $17,023,417 primarily driven by an increase in inventory, prepaid and other assets and accounts receivables offset by an increase in deferred revenue, accounts payable, accrued expenses, prepaids and other noncurrent assets, operating lease expense and other liabilities.

During the nine months ended September 30, 2024, net cash used in operating activities was $6,241,269 resulting from our net loss of $17,227,806 partially offset by non-cash charges of $13,528,234 primarily driven by credit loss reserve, depreciation charges, operating lease expense, interest expense (net) and stock compensation expense. We had cash used in our operating assets and liabilities of $2,541,697 primarily driven by inventory, accounts payable, Receivables from / payables to related parties, deferred revenue, accrued expenses and other current liabilities, other noncurrent liabilities and prepaid expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, we had net cash used in investing activities of $1,944,527 in purchase of property and equipment.

During the nine months ended September 30, 2024, we had net cash used in investing activities of $536,337 in purchase of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we had net cash provided by financing activities of $24,793,391, which comprised of proceeds of $28,000,000 from issuance of convertible notes to our principal stockholder and proceeds from our bank overdraft facility (net) by $2,074,877 offset by repayment of convertible notes to our principal stockholder and other investors amounting to $4,212,637 and $1,068,849, respectively.

During the nine months ended September 30, 2024, we had net cash, provided by financing activities of $6,014,946, which comprised of $1,064,946 in proceeds from our bank overdraft facility (net), $1,000,000 in proceeds from issuance of convertible notes to Sushruta, $ 1,450,000 proceeds from issuance of convertible notes to other investors and $2,500,000 in proceeds from issuance of promissory notes to Sushruta.

While we have been successful in raising funds to finance our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, if we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment, and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Critical Accounting Policies

Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon the unaudited interim condensed consolidated financial statements included in this Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements under “Part I. Item 1. Financial Statements.”

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

As of September 30, 2025, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of the Company’s stock at a specified price within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with the Company’s 2016 Stock Incentive Plan is measured at fair value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three months’ average share price of common stock on OTC (prior to April 24, 2025) or on NASDAQ (subsequent to April 24, 2025) as grant date fair value for RSUs.

Standalone Selling Price

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025.

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

Based on the evaluation performed as of September 30, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date in that:

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

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2025, the Company issued 4,000 shares of common stock to an advisor in exchange for advisory services to be rendered over a 5-year period. The total value of such services is $43,560. The value of services is calculated at the fair market value of shares as of the date of the advisory services contract.

The shares were issued pursuant to the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended.

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

Dated: October 28, 2025	SS INNOVATIONS INTERNATIONAL, INC.

	By:	/s/ Naveen Kumar Amar
Naveen Kumar Amar
Chief Financial Officer
(Principal Financial and Accounting Officer)