Form 10-K
period 2025-12-31
SS Innovations International, Inc.
filed 2026-03-10
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $270,113,872.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of March 9, 2026, was 194,356,696 shares.

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

Forward-looking statements in this Annual Report may include, without limitation, statements regarding:

(i)	the plans and objectives of management for future operations, including plans or objectives relating to the marketing of our surgical robotic systems;

(ii)	the timing or likelihood of regulatory filings, approvals and required licenses for marketing our surgical robotic systems;

(iii)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;

(iv)	the timing, costs and other aspects of the commercial marketing of our surgical robotic systems;

(v)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our surgical robotic systems;

(vi)	the impact of government laws and regulations;

(vii)	the potential effect U.S. tariff policies may have on our ability to import our surgical robotic systems and related devices into the U.S., once approval to market has been obtained;

(viii)	our ability to recruit and retain qualified research and development personnel;

(ix)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;

(x)	uncertainty in industry demand;

(xi)	general economic conditions and market conditions in our industry;

(xii)	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; and

(xiii)	our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

TRADEMARKS, TRADE NAMES, SERVICE MARKS AND LOGOS

“SSi,” “SSi Mantra,” SSi logos and other trade names, trademarks or service marks of the Company appearing in this Annual Report are the property of SSi. Other trade names, trademarks or service marks appearing in this Annual Report are the property of their respective holders. Solely for convenience, trade names, trademarks and service marks referred to in this Annual Report appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks and service marks.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various third-party industry and research sources, on assumptions that we have made based on that data and other similar sources and on our knowledge of the markets for our services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

In addition, industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report. These and other factors could cause our actual results to differ materially from those expressed in the estimates made by the independent parties and by us.

iii

PART I

Item 1. Business.

Overview

We are a commercial-stage surgical robotics company focused on transforming patient lives by democratizing access to advanced surgical robotics technologies. We design, manufacture and market an advanced, next-generation and affordable surgical robotic system called the SSi Mantra Surgical Robotic System (the “SSi Mantra”) intended for use in urology, general, gynecology, colorectal, gastroenterology, head and neck, thoracic and cardiac surgeries. While surgical robotic systems have gained acceptance globally in the past two decades for providing greater efficiency, better clinical outcomes and reducing healthcare costs, access to such systems remains largely limited to developed countries such as the United States (the “U.S.”), the European Union (the “EU”) and Japan. With the SSi Mantra, we are breaking down barriers and accelerating access to surgical robotics technologies in underserved regions of the world.

Led and developed by Dr. Sudhir P Srivastava, our founder, Chairman and Chief Executive Officer with a visionary team of engineers, surgeons and industry veterans, the SSi Mantra includes several innovative features to address shortcomings of the current generation of robotic surgery systems. The SSi Mantra marks the realization of Dr. Srivastava’s vision to develop and commercialize a surgical robotic system which would facilitate making robotic surgery affordable and accessible to a global population. We commenced development of the SSi Mantra in 2014, received regulatory approval by the Central Drugs Standard Control Organization (“CDSCO”) India’s equivalent of the U.S. Food and Drug Administration (“FDA”), for its sale and use in India and commercially launched sales in late 2022. We also received ISO 13485 (quality management system) approval for the SSi Mantra in November 2021. The latest generation SSi Mantra 3 was introduced in India with telesurgery and tele-proctoring capabilities along with advanced energy instrumentation. The SSi Mantra 3 received CDSCO approval in November 2024 and has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries.

As of December 31, 2025, we have installed 168 systems, of which 154 are located in India, and 14 at overseas locations, including 21 systems installed on pay per use basis, 8 systems installed for demonstration purposes, and 10 upgraded systems. Including our strong foundational market of India, the SSi Mantra installed base currently spans 10 countries. We are currently focusing our efforts on marketing our latest generation SSi Mantra 3 in international markets and anticipate receiving EU and U.S. regulatory approvals to market in those regions in 2026, however, there can be no assurance as to when or if we will secure such regulatory approvals.

Our commercially installed SSi Mantra systems have been used to perform more than 7,800 surgical procedures including approximately 400 cardiac robotic surgeries across 153 hospitals as of December 31, 2025. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than 100 different types of surgical procedures without any device-related adverse events. These procedures have spanned across the following nine surgical specialties:

Type of Surgical Procedure	No. of Procedures performed as of December 31, 2025	% of total procedures
General Surgery	3,409	43.2%
Urology	2,004	25.4%
Gynecology	1,247	15.8%
Colorectal	444	5.6%
Cardiac	390	4.9%
Gastroenterology	217	2.8%
Head and Neck	93	1.2%
Thoracic	73	0.9%
Plastic/Reconstructive	8	0.1%
Total	*7,885	100%

*	Includes: 121 pediatric surgeries, 120 telesurgeries and 232 surgeries outside of India

In December 2024, we became the first and only company in India to receive CDSCO regulatory approval for use of a robotic surgical system in the performance of Telesurgery and Tele-proctoring procedures. Since receiving such approvals, we have performed more than 120 telesurgeries using our SSi Mantra as of December 31, 2025, including a robotic cardiac surgery over a distance of more than 5,000 miles.

In addition to India, the SSi Mantra has also been granted regulatory approval in Colombia, Ecuador, Guatemala, Indonesia, Kenya, Oman, Philippines, Sri Lanka, Ukraine, and the United Arab Emirates.

Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our systems and related devices and our Indian export license allow us to market our systems and related devices in 50 non-FDA and non-EU countries without further regulatory approvals, including Chile, Nepal and Nigeria. An additional 79 countries require only minimal registration. Our marketing efforts outside India have been limited to date.

On December 5, 2025, we submitted a 510(k) premarket notification to the FDA for the SSi Mantra for multiple specialty procedure types, including: general, urological, colorectal, gynecological, and cardiac surgery. We believe that the 510(k) regulatory pathway offers potential speed and cost advantages. The FDA has stated that its goal is to complete reviews of 510(k) submissions within 90 days of receipt. However, time to approval could be longer due to factors such as the 15-day acceptance review, the submission of additional information, and a submitter’s response time. We have engaged RQM+, a leading MedTech-focused CRO, to assist with the 510(k) submission. If approved by the FDA, the SSi Mantra would be cleared to market in the U.S. Submission of a 510(k) premarket notification request does not guarantee FDA approval. We have also submitted our technical files to Szutest, an EU Notified Body for the CE certification, which if obtained will allow us to market the SSi Mantra in the EU. We believe that we will be able to secure FDA approval and EU certification in 2026. However, there can be no assurance as to when or if we will secure such regulatory approvals.

We generate revenues from the sale of the SSi Mantra. We offer our SSi Mantra through three selling models: (i) outright purchase, where revenue is realized upfront; (ii) purchase on a deferred or installment payment basis; and (iii) purchase on a pay-per-procedure basis, where revenue is recognized over time. We also earn recurring revenue from the sales of instruments, accessories and services. We sell our systems and related devices directly to customers as well as through distributors.

We believe the SSi Mantra improves patient experience, reduces variabilities and disruption and lowers per-procedure costs. We believe that the SSi Mantra benefits patients, physicians and hospitals by providing access to an advanced and optimized robotic system.

Recent Development

On March 6, 2026 (the “Closing Date”), the Company completed a private placement of its common stock which generated gross proceeds of $18,621,498, before deducting offering expenses.

In the offering, we offered and sold (shares are under issuance as on the date of Annual Report) a total of 5,774,839 shares of common stock consisting of:

●	an aggregate of 1,300,006 shares of common stock at an average price of $4.00 per share for a total of $5,197,000 to directors, details of the same are as below:

➢	498,753 shares to Dr. Sudhir Srivastava, our Chairman and Chief Executive Officer at $4.01 per share amounting to $2,000,000;

➢	501,253 shares to Dr. Frederic Moll, our Vice Chairman at $3.99 per share amounting to $2,000,000;

➢	300,000 shares to Tim Adams, a director at $3.99 per share amounting to $1,197,000; and

●	an aggregate of 4,474,833 shares of common stock at $3.00 per share and total consideration of $13,424,498, to existing and new investors, led by Manipal Global Health Services, an existing shareholder.

SSi intends to use the net proceeds from this private placement for working capital and other general corporate purposes, which include, but are not limited to advancing the Company’s our growth initiatives in India and other existing global markets and supporting preparation for entry into the United States and European Union markets.

In connection with a $2,499,999 investment by one of the non-affiliated investors in the private placement, the Company will pay a FINRA member firm a cash commission of $175,000 (7% of the investment) and issue to such firm five-year warrants to purchase 41,667 shares of our common stock at an exercise price of $3.45 per share.

The purchase price paid by participating directors and executive officers, reflects the “Minimum Price” as determined under the applicable rules of the Nasdaq Stock Market LLC.

The Company has advised the non-affiliate investors in the private placement that within ninety (90) days of the Closing Date, it will file a Registration Statement on Form S-3 (or other applicable form) under the Securities Act covering the resale of their shares and thereafter will use its commercially reasonable efforts to have the Registration Statement declared effective by the SEC as soon as practicable.

The securities in the private placement were offered and sold in in accordance with the exemption from registration afforded by Section 4(a)(2) of and Rule 506(b) of Regulation D under the Securities Act.

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

Products

The SSi Mantra

The SSi Mantra is designed to enable surgeons to perform a wide range of surgical procedures including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than 100 different types of surgical procedures in India without any device related adverse events. As of the date of this Annual Report, surgeons have performed over 7,800 surgical procedures in a wide array of fields using the SSi Mantra, including many complex surgeries. The SSi Mantra offers the entire operating room staff three-dimensional, high definition (“3D 4K”) vision, and gives the surgeon a magnified view up to ten times magnification. Our system uses specialized instrumentation, including a miniaturized surgical camera (endoscope) and wristed instruments (for example, scissors, scalpels and forceps) that are designed to help with the precise dissection and reconstruction of anatomical structures within the body. We are currently focusing our efforts on marketing our SSi Mantra 3 in international markets.

The SSi Mantra 3 is comprised of the following components:

Surgeon Console. The SSi Mantra 3 allows surgeons to operate while comfortably seated at an ergonomic open-faced console. Surgeons use a special pair of passive 3D glasses to view a 3D 4K image of the surgical field on a 32-inch 3D 4K resolution monitor with up to ten (10) times magnification, resulting in significantly enhanced vision for the surgeon. The surgeon also has a second large 23-inch 2D touch monitor for system controls and digital imaging and communications in medicine (“DICOM”) applications. The surgeon’s fingers grasp extremely precise ergonomic lightweight magnetic hand controls, with the surgeon’s hands naturally positioned relative to his or her eyes, thereby minimizing strain during the surgeon’s movements. Using electronic hardware, software, algorithms and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time movements of the SSi Mantra instruments positioned through surgical ports going inside of the patient. When using the SSi Mantra 3, the surgeon is able to sit in an ergonomic position and can see both the specific positioning of his or her hands and feet, thereby reducing the learning curve and maintaining comfortable ergonomics during the surgical procedure. The SSi Mantra is also equipped with a head-tracking camera safety feature that detects when the surgeon looks away from the 3D 4K monitor to help prevent inadvertent instrument movement. In addition, the SSi Mantra’s robotic arms hold the camera and instruments steady, offering greater stability for surgeons and operating room staff.

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

Mudra Endo-surgical Instruments. Over 40 instruments that we manufacture have endo wrist technology with 7 degrees of freedom for natural dexterity and tips customized for various surgical procedures. Mudra instruments are offered in an 8.6 mm diameter. We recently completed the development of five new 5-millimeter surgical instruments for clinical use across multiple specialties, including pediatric, cardiac, and head and neck surgery, among other procedures involving smaller anatomical structures. Various Mudra instrument tips include forceps, scissors, electrocautery tools, scalpels and other surgical tools that are familiar to the surgeon from open surgery and conventional minimally invasive surgery (“MIS”). We have also developed and made available over 20 cardiac surgery specific instruments. A variety of instruments may be selected and used interchangeably during surgery. All instruments are sterilizable at the hospital, and most have a minimum reusable lifecycle of 10 uses. A programmed memory chip inside each instrument performs several functions that help determine how the SSi Mantra and our instruments work together. In addition, the chip generally will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.

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

Tele proctoring and Telesurgery. We are the first surgical robotic company to have received a regulatory approval from CDSCO for both tele proctoring and telesurgery. Following the demonstration of our telesurgery capabilities at the SMRSC 2024, a global conference organized by the Company, we began our clinical trials that were conducted to validate this novel approach towards remote surgery. We first conducted two animal trials at a leading laparoscopy hospital in Delhi NCR region located five kilometers away from our telesurgery lab facility. Thereafter, we performed a simple robotic gall bladder removal (Cholecystectomy) to demonstrate safety and efficacy of our SSi Mantra system, when utilized in a remote setting. After this trial, SSi commenced clinical trials wherein six complex urology, oncology and gynecology procedures were performed at Rajiv Gandhi Cancer Institute at a distance of approximately 35 kilometers (approximately 22 miles). We have successfully performed five robotic cardiac telesurgeries between our telesurgery lab in Gurugram and at a hospital in Jaipur located at a distance of approximately 286 kilometers (approximately 179 miles), marking the world’s first accomplishment in the field of robotic cardiac surgery. In March 2025, we used the SSi Mantra to perform robotic cardiac telesurgery over a 2,000-kilometer (1,250 mile) distance between SSi’s headquarters in Gurugram, and the Aster CMI Hospital in Bengaluru. In July 2025, we successfully completed the world’s first inter-continental robotic cardiac telesurgery on July 19, 2025, from Strasbourg, France to Indore, India, a distance of over 4,000 miles (2,500 miles), using the SSi Mantra and the world’s first robotic bariatric telesurgery over a distance of 896 kilometers (560 miles) from Gurugram, India to Indore, India using the SSi Mantra. In September 2025, we announced the successful completion of the first robotic telesurgery performed from our MantraM bus mobile robotic telesurgery unit and the successful completion of the world’s first pediatric pyeloplasty telesurgery utilizing our SSi Mantra from our headquarters in Gurugram, India to a 16-month-old patient in Hyderabad, India nearly 1,600 kilometers (1,000 miles) away. As of the date of this Annual Report, more than 120 telesurgeries have been performed, at distances of up to 9,600 kilometers (6,000 miles), utilizing the SSi Mantra.

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

SSi Robotic Stapler. We are in the process of finalizing the design and manufacturing of our SSI Robotic Stapler that would have broad applications in General Surgery, Thoracic Surgery and Oncology Surgery. Once development of the SSi Robotic Stapler has been completed, SSI will be the second company globally with a robotic stapler compatible with its robotic surgical platform.

SSi Maya. SSi Maya is an enabling digital platform that compliments the SSI Mantra system and enhances surgical capabilities with Mixed Reality (XR) and AI enabled technologies including the following:

●	SSi Guru. SSi Guru is a virtual tele illustration feature used for tele mentoring with the help of a portable 3D surgery viewer, XR headset and interactive virtual screens.

●	SSi XR Cognitive Skill Simulator. SSi XR Cognitive Skill Simulator is an extended reality (XR) software platform developed to train and educate surgeons and surgical assistants in the application of the SSi Mantra. The system combines a console-based interface with VR-driven instructional modules that provide instrument tracking overlays and guided procedural workflows. This integrated learning environment is designed to strengthen cognitive understanding, reinforce muscle memory, and improve motor skills through repetitive, structured practice, supporting immersive and innovative pre-operative training. The simulator incorporates SSi’s AR Smart Glasses 3D Visualization System, delivering 3D HD 1080p imaging with adjustable interpupillary distance, direct endoscope video input, advanced signal processing, and IMU-based head tracking.

SSi Holographic Anatomy. SSi Holographic Anatomy is an advanced augmented reality tool being developed for the purpose of visualizing anatomies, providing comprehensive patient education, and offering guidance for surgical procedures. SSi Holographic Anatomy is being designed to present patients with three-dimensional DICOM data, enabling them to better understand and engage with their own health information.

SSi Chitrasa - Advanced DICOM Viewer. SSi Chitrasa is being designed to empower robotic surgeons with DICOM visualization capabilities. It includes a state-of-the-art AI enabled application viewer which is seamlessly integrated with the SSi Mantra to provide surgeons with comprehensive tools to enhance their surgical confidence and precision in the operating room.

SSi Mixed Reality Headset. The SSi Mixed Reality Headset is a light-weight set of glasses with a magnified 3D view aimed at improving surgeons’ intraoperative experience by seamlessly interfacing with the SSi Mantra. This device is being designed to offer surgeons an immersive 3D endoscopic feed visualization, while interactable augmented objects provide real-time patient vitals and data for enhanced surgical precision. The collaboration between the SSi Mixed Reality Headset and SSi Mantra technologies will create a comprehensive surgical platform, setting a new standard for intraoperative medical advancements and pushing the boundaries of surgical excellence. Features include:

●	Peripheral view;

●	1080p resolution 3DHD vision;

●	32-inch image projection which allows for one meter depth perception;

●	Two separate left and right eye video signals projected through an optical engine onto an opaque micro-LED screen; and

●	Natural reconstruction of the 3D image by the human brain.

SSi MantraM. In March 2025, we unveiled our Mobile Tele-Surgical Unit, the “SSi MantraM” which is designed to offer access to remote robotically assisted surgical procedures, to geographic areas, which have only limited access to that level of healthcare.

SSi Mantra Tele Surgeon Console (TSC). The SSi Mantra Tele Surgeon Console (TSC) is a compact, self-contained telesurgery workstation designed to enable safe and effective remote surgical operation in environments with limited space. The TSC integrates a compact ergonomic chair with inbuilt electronics, magnetic sensor-based control systems, lightweight 3D viewing glasses, and a magnified three-dimensional view of the surgical field, while its portable, space-efficient design allows deployment in physician offices and other locations with small physical footprints.is a compact, self-contained telesurgery workstation designed to enable safe and effective remote surgical operation in environments with limited space. The TSC integrates a compact ergonomic chair with inbuilt electronics, magnetic sensor-based control systems, lightweight 3D viewing glasses, and a magnified three-dimensional view of the surgical field, while its portable, space-efficient design allows deployment in physician offices and other locations with small physical footprints.

Unlike conventional consoles where the surgeon sits opposing a stationary unit, the TSC features a “surgeon-within-the-console” design, integrating the surgeon directly into the station and offering extensive ergonomic adjustments, including foot pedal retraction and extension, console height adjustment, and fully configurable armrests, along with comprehensive back and neck support to maintain optimal posture and minimize fatigue during prolonged procedures. In October 2025, the first telesurgery using the TSC was successfully performed by Dr. Sudhir Srivastava from his residence in New Delhi, India, demonstrating the system’s portability, ergonomic effectiveness, and feasibility for remote surgical applications.

5mm Surgical Instruments. We recently completed the development of five new 5-millimeter surgical instruments for clinical use across multiple specialties, including pediatric, cardiac, and head and neck surgery, among other procedures involving smaller anatomical structures.

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

Readiness and Maintenance Support. Readiness support is operational support to ensure smooth onboarding and the adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes services care plans, support teams, monitoring, software upgrades and updates, as well as a customer portal. The service care plan portfolio offers flexible service plans to ensure reliability of the systems and instruments and help optimize the robotics program. Our support team consisting of expert field service, remote technical support and customer care agents assist customers to resolve and prevent any technology issues that could inhibit optimal utilization of our SSi Mantra system. Software upgrades and updates enable the latest product innovations, enhancements and reliability improvements.

Peer Review Papers

The following peer review papers have been published with respect to the SSi Mantra and our technology:

In a peer review paper entitled, “Initial experience of SSI Mantra robot-assisted transabdominal pre-peritoneal repair of primary ventral hernias” by Magan Mehrotra and Chukka Gautam Kumar published on July 30, 2024 in the Journal of Minimal Access Surgery, the authors describe their initial experience with robot-assisted transabdominal pre-peritoneal (rTAPP) repair of small- and medium-sized primary midline ventral hernias using the SSi Mantra.

In a peer review paper entitled, “Robotic uro-oncology applications of SSI Mantra robot” by Sudhir K. Rawal, Ashish Khanna, Amitabh Singh, Sarbartha K. Pratihar, Ishan Malla, Mujahid Ali, Vivek Vasudeo, Kaushik Jaganthan, Bhuvan Kumar, and Nikhil Saurabh published on April 19, 2024 in the Asian Journal of Urology, the authors report on their preliminary clinical experience with the SSi Mantra.

In a peer review paper entitled, “Safety and Efficacy of Robotic Hysterectomy Using the SSI Mantra Robotic System” by Gajbhiye et al. published in 2025 in the Cureus Journal of Medical Science, the authors evaluate the safety, feasibility, and peri-operative outcomes of robotic hysterectomy performed using the SSi Mantra.

In a peer review paper entitled, “Feasibility of One Anastomosis Gastric Bypass Using the SSI Mantra Robotic Platform” by Magan Mehrotra, Chukka Gautam Kumar and Nikhil Mehrotra published on September 16, 2024 in the Journal of Bariatric Surgery, the authors describe the first robotic one anastomosis gastric bypass (OAGB) performed using the SSI Mantra in a patient with severe obesity.

In a peer review paper entitled, “Real-world performance of the SSI Mantra™ robotic system: a multicentric multi-specialty study evaluating its safety and surgical applications” by Somashekhar S.P. (a director of the Company), Medha Sugara, Kushal Agrawal, Sudhir Kumar Rawal, Amitabh Singh, Magan Mehrotra, Raj Gajbhiye, Chandramohan Vaddi, Srikarthik Voleti, Leena Mehrotra, Ganesh Gorthi, Manjiri Somashekhar, and Nitin Kumar Rajput on December 23, 2025 in the Journal of Robotic Surgery, the authors evaluate the real-world safety, feasibility, and learning curves of the SSI Mantra across India.

Macro Healthcare Trends

Advances in surgical technology are making next-generation robotic systems increasingly versatile across a broad spectrum of procedures, at a time when demographic shifts, including an aging global population, are driving higher demand for surgical interventions and the disease burden from chronic and lifestyle-related conditions continues to rise. These trends are further compounded by workforce challenges, as healthcare systems face shortages of trained professionals, which robotic and digital technologies help address by reducing labor intensity per care episode. From an economic perspective, such systems improve value for both providers and payers through greater efficiency and optimized resource utilization. They also deliver meaningful patient benefits, including reduced surgical trauma, shorter recovery times, and improved clinical outcomes, while offering surgeons significant benefits through enhanced ergonomics, precision, and reduced fatigue. In addition, hospitals benefit from increased revenue potential, lower complication rates, shorter lengths of stay, and overall improved operational efficiency.

Increasing demand for healthcare: The increasing demand for healthcare in emerging markets such as India is driven by population growth and a growing middle class, rising per capita incomes, growing health insurance penetration and changing lifestyles.

These trends are increasingly resulting in patients demanding specialized, higher quality products and services that deliver better clinical outcomes, improved efficiency and an overall superior healthcare experience. According to the New Indian Express, India’s healthcare industry is expected to grow from $638 billion in 2025 to $1.5 trillion by 2030. This growth is supported by favorable demographics, with India continuing to benefit from a large working-age population. The proportion of the Indian population in the working age-group (15–64 years of age) is expected to reach 68.9% by 2030, with a median age of 28.4 years, according to www.dristiias.com. This demographic represents a sizeable consumer base with rising purchasing power and we believe is willing to spend on high-quality healthcare services. Together, these factors create strong long-term demand fundamentals for advanced healthcare solutions and specialized medical technologies in India.

Growing adoption of technology: India has a large and growing unmet need for advanced surgical care. The country has an extensive healthcare delivery network with tens of thousands of hospitals (including public, private and multi-specialty institutions) performing a very high volume of procedures each year. According to recent industry data, over 30 million surgeries are performed annually in India across various specialties, reflecting the sheer scale of surgical demand in the country, while robotic surgery adoption remains a small but rapidly growing segment of this total surgical volume.

Although precise consolidated national figures on total robotic surgeries in India varies, recent reports indicate that India recorded more than 10,000 robotic assisted procedures in 2024 and industry associations estimate that up to 60,000 robotic-assisted surgeries are now performed annually by over 1,500 trained surgeons spanning general surgery, urology, oncology, gynecology, cardiology, and other specialties. Recent market intelligence also shows that India has over 950 trained robotic surgeons and more than 180 installed robotic surgical systems across government and private hospitals, with growth expected to accelerate as more systems and training capacity come online.

Significant unmet need: Despite this growth, surgical robotic procedures represent only a small fraction of total surgical volumes in India nationwide, highlighting a significant unmet need for surgical robotic platforms that are affordable, accessible, and supported with strong aftermarket service networks across urban and non-urban centers. The established prevalence of laparoscopic surgery in India has created a large base of laparoscopic surgeons, many of whom are well-positioned to adopt surgical robotic systems as they seek technologies that can facilitate the transition from traditional laparoscopy to robot-assisted surgery, improve precision, reduce recovery times, and expand the scope of minimally invasive procedures.

Increasing health insurance penetration: Health insurance coverage is a critical determinant of access to and demand for healthcare services in India. Insurance penetration has expanded steadily over the last decade, primarily driven by public schemes and growing private insurance adoption. As of 2025, government-backed schemes led by Ayushman Bharat – Pradhan Mantri Jan Arogya Yojana (PM-JAY) have issued over 420 million health cards, making it the world’s largest public health insurance program. When combined with state government schemes and private insurance, a significant share of the population has some form of financial health protection, although household-level surveys indicate that coverage is not yet universal and remains uneven across income groups and states.

India has also made progress in reducing the financial burden on patients. Out-of-pocket expenditure (“OOPE”), which exceeded 60% of total health spending in 2014-2015, declined to approximately 39.4% in 2021-2022. This improvement reflects increased public health spending, wider insurance penetration, and expanded access to empaneled hospitals. Key enablers of this transformation include the National Health Mission, Ayushman Bharat, and the continued growth of medical value travel.

Medical value travel: India has emerged as one of the world’s leading destinations for medical value travel, attracting patients from Asia, Africa, the Middle East, and other markets. According to Mordor Intelligence, the Indian medical tourism market estimated at approximately $12.32 billion in 2026, is projected to grow to $22.1 billion by 2031, at a CAGR of 12.42% during the forecast period (2026-2031), supported by a strong pipeline of complex surgical procedures. Medical tourism has become an important growth driver for surgical volumes, including advanced minimally invasive and robotic procedures. Key factors underpinning this growth include significantly lower treatment costs compared to developed markets, availability of highly skilled doctors, advanced infrastructure in private hospitals, English language proficiency, and improving ease of travel. The Government of India has actively supported this segment through policy initiatives such as e-Medical visas, multiple-entry visas, and extended stay provisions for patients and caregivers.

Favorable regulatory environment: India’s healthcare sector continues to benefit from a supportive and evolving regulatory environment. Public health expenditure has increased steadily, with government policy reiterating a long-term target of raising public health spending toward 2.5% of GDP. The government has also committed substantial investments in healthcare and medical infrastructure over the past decade, alongside structural reforms under the Aatma Nirbhar Bharat Abhiyaan. To strengthen domestic manufacturing, the government introduced the Production-Linked Incentive (PLI) Scheme for Medical Devices, the Scheme for Promotion of Medical Device Parks, and is progressing toward PLI 2.0, including support for in-vitro diagnostics. These initiatives offer capital incentives, infrastructure support, and scale advantages, positioning India as an increasingly attractive hub for medical technology manufacturing and innovation.

Our Strategy

Our initial strategy is to focus on underserved markets, such as India, where market penetration for surgical robotic systems has in large part been limited because of the high costs and steep learning curve for existing systems. After validating the SSi Mantra in these markets, we intend to leverage our advanced technology, significantly lower cost and ease of training to move into other markets, such as the U.S. and Europe. Key elements of this strategy include:

Focus on underserved markets. India, where our operations are based and where we have commercially launched the SSi Mantra, has a population of approximately 1.4 billion people, supported by an extensive network of roughly 70,000 hospitals providing diverse care across urban and rural regions. Compared to the United States, which has approximately 6,000 hospitals, India’s healthcare infrastructure is far larger in scale but still developing in advanced surgical capabilities. Despite this scale, the adoption of robotic surgery in India remains relatively low. As of 2024, India accounted for approximately 6% of the Asia-Pacific robotic surgical systems market and reported over 10,000 robotic-assisted surgeries in 2024 alone, with over 180 installed systems and more than 950 trained robotic surgeons supporting growth in major specialty centers.

Given this under-penetration—surgical robotic procedures comprise only a small fraction of overall surgical volumes in India despite millions of annual operations. We believe there is significant opportunity for affordable, high-performance systems like the SSi Mantra to expand access in underserved domestic markets and globally across Asia, Africa, Europe, Central and South America, and other regions. The surgical robotics market in India is projected to grow robustly over the coming decade, driven by increasing demand for minimally invasive procedures, rising chronic disease prevalence, and broader capability adoption in tertiary care centers, yet accessibility outside of premier institutions remains limited.

Focus on key institutions. Our marketing efforts are focused on large multi-specialty care hospitals where most complex surgical procedures are performed. Following the initial placement at a given hospital, we intend to expand the number of physicians who use the SSi Mantra and work with the hospitals and their surgeons to promote patient education as to the benefits and cost effectiveness of our system. We believe that these efforts will not only result in both increased usage and additional sales of instruments and systems at hospitals that purchase the system, but also increased demand from competing hospitals, surgeons and other physicians.

Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the SSi Mantra to leading surgeons who are “thought leaders” in their institutions and fields. In this regard, we have established both an Indian Medical Advisory Board and an International Advisory Board consisting of leading surgeons in their respective fields. We believe that the participation of these surgeons in our product development and their use of the SSi Mantra will generate confidence in many other surgeons to utilize the system for all types of surgical procedures.

Continued Development and Marketing. We intend to continue developing and enhancing our technology and products and to communicate the benefits and advantages of the SSi Mantra (lower cost, ease of training and improved patient outcomes) in India and the other markets we plan to enter.

Evaluation, Familiarization and Training Agreements with Major Medical Facilities. We have and intend to continue entering into agreements with major medical facilities to install the SSi Mantra for evaluation, familiarization and training purposes. As of the date of this Annual Report, we had entered into such agreements with approximately ten hospital networks in India and with Johns Hopkins University in Baltimore, Maryland.

National and International Medical Conferences. We have and intend to continue to participate in International and National Conferences hosted by nationally accredited and internationally acclaimed bodies to help raise awareness about the SSi Mantra platform and provide surgeons with the opportunity to view our SSi Mantra system. Our first Global SMRSC (SSi Mantra Robotic Surgery Conference) that was hosted in January 2024, was attended by over 700 national and international faculty and our second Global SMRSC that was hosted in March 2025, was attended by over 1,400 participants and displayed the increased capabilities of the SSi Mantra 3, including the performance of telesurgery and the introduction of our mobile robotic surgical system. At both conferences, key opinion leaders from India and abroad were given a platform to discuss their experience with the SSi Mantra and foster discussions regarding the global potential of our cost-effective surgical robotic system, we have plans to host the next Global SMRSC in April 2026 as part of our market outreach plans.

Clinical Applications

The SSi Mantra has been clinically validated for safety, efficacy and effectiveness for its intended use to perform robotically assisted surgeries in more than one hundred different types of surgical procedures in India without any device related adverse events. As of December 31, 2025, we have installed 168 systems, of which 154 are located in India, and 14 at overseas locations, including 21 systems installed on pay per use basis, 8 systems installed for demonstration purposes, and 10 upgraded systems which have been used to perform more than 7,800 surgical procedures (compared to 2,759 cumulative surgical procedures as of December 31, 2024), including cardiovascular, thoracic, head and neck, gynecological, urological, cancer and general surgeries. We maintain productive collaborations with leading surgeons to explore and develop new techniques and applications for robotic-assisted surgery with the SSi Mantra. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value and hospital value. Representative surgical applications are described below.

Cardiovascular Surgery

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located inferior to the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision commonly used in a non-robotic coronary artery bypass graft procedure. Our products have multiple joints that emulate the surgeon’s shoulders and elbows, allowing exact positioning of the instruments inside the patient’s chest. In addition, our Mudra instrument joints are designed to permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using the SSi Mantra.

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

Head and Neck Surgery

Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is potentially traumatic and disfiguring to the patient. Less invasive approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy allows patients to avoid traumatic surgical incisions however, medical literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Robotically assisted transoral surgery allows surgeons to operate on tumors occurring in the oropharynx (i.e., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional transoral surgery.

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery or minimally invasive techniques, which include vaginal, laparoscopic, and robotic-assisted approaches. We believe that robotic-assisted surgery with the SSi Mantra provides patients with the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy.

Sacro colpopexy. The abdominal (open) Sacro colpopexy is a type of operation performed to treat vaginal vault prolapse. Sacro colpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A Sacro colpopexy can be performed using a conventional laparoscopic technique; however, it is often difficult and cumbersome to perform. Robotic assisted surgical capabilities enable a larger number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of Sacro colpopexy patients.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland and accompanying lymph nodes in patients diagnosed with clinically localized prostate cancer. The standard approach to the removal of the prostate is via an open surgical procedure. The conventional laparoscopic approach is difficult and poses challenges to even the most skilled urologist. The SSi Mantra will enable a larger number of surgeons to transition from open surgical techniques to a minimally invasive robotic surgical technique.

Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor). Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding robotic-assisted surgery, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy, and hand-assisted laparoscopy, which is a hybrid of open surgery and laparoscopic techniques. Robotic assisted surgical capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of partial nephrectomy patients.

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

The Global Robotic Surgery Market

General

According to Markets and Markets research, the global surgical robotics market is projected to reach $27.14 billion by 2030 from $11.98 billion in 2024, at a CAGR of 14.7% during the forecast period. Surgical robots offer significant advantages in MIS by enabling exceptionally precise manipulation of surgical instruments within constrained operation spaces, surpassing human capabilities. Robotic surgery is a procedure which involves a minimally invasive spectrum and represents an evolution in practice across numerous medical disciplines. Surgical robotics technology is used across various medical specialties, enabling surgeons to perform complex procedures through small incisions, resulting in reduced patient trauma, shorter recovery times, and enhanced patient outcomes.

Market Dynamics

Increase in demand and acceptance of laparoscopic or MIS due to the benefits to patients and surgeons, such as better screening, greater precision, shorter hospitalization, reduced pain and discomfort has fueled the growth in the global surgical robotics market. In addition, the surge in the number of gynecological, neurological and urological diseases is a primary factor driving the surgical robotics market growth.

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

High initial costs associated with acquiring and implementing robotic systems, including infrastructure and training, pose a financial challenge for many healthcare facilities which may impede market growth. Regulatory complexities and concerns regarding patient safety, as well as the need for rigorous clinical validation of robotic procedures, slow down the adoption process. In addition, the intricate nature of surgical robotics necessitates specialized training for surgeons, potentially leading to a shortage of skilled professionals. These factors collectively have hindered expansion of the surgical robotics market.

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

By Component

With a consistently expanding installed base of surgical robotic systems globally (i.e., Colombia, Ecuador, India, Indonesia, Iraq, Nepal, Oman, Philippines and the United Arab Emirates) and increasing utilization thereof, the accessories and services segment dominated the global surgical robotics market in 2022 and is expected to remain dominant throughout the forecast period, due to a rise in the number of surgical robotics procedures performed with precision, accuracy, and improved patient outcomes, coupled with the increased adoption of surgical robotics technology. However, the systems segment is expected to register the highest CAGR during the forecast period, owing to a rise in technological advancements and an increase in demand for advanced robotic surgical systems.

By Surgery Type

The general surgery segment dominated the global surgical robotics market share in 2023 and is anticipated to continue this trend during the forecast period. This is attributed to versatility and effectiveness of surgical robotics in a wide range of general surgery procedures, increase in patient demand for minimally invasive surgeries, and ongoing advancements in technology.

By Region

The surgical robotics market size is analyzed across North America, Europe, Asia-Pacific, and LAMEA. North America accounted for a major share of the surgical robotics industry in 2024 in terms of the number of surgical robotic systems installed and is expected to maintain its dominance during the forecast period. In addition, the presence of well-established healthcare infrastructure, high purchasing power, and rise in adoption rate of advanced surgical robotics products are expected to drive the market growth. Furthermore, product launches, collaborations, and acquisitions adopted by the key players in this region help to boost the growth of the market.

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

India

Within the Asia-Pacific region, India stands out as the fastest-growing large economy and a critical growth engine for advanced healthcare technologies, including surgical robotics. Rising incomes, rapid urbanization, demographic shifts, and a significant unmet need for high-quality tertiary care position India as a pivotal driver of regional healthcare expansion.

India’s healthcare sector has expanded rapidly over the past decade, growing from approximately $110 billion in 2016 to about $372 billion in 2023. Over the longer term, industry and policy projections indicate India’s healthcare market could approach $1.5 trillion by 2030, supported by sustained demand and structural reforms.

Healthcare spending in India, while increasing, remains below global averages.  Over the next five years, healthcare spending as a percentage of GDP is expected to trend upward toward 5%, though it may still remain below many OECD and emerging-market peers.

According to Niti Aayog, it is estimated that 70% of the Indian population is covered under public or voluntary private health insurance. while the remaining 30% (approximately 400 million people) remain uninsured. The India health insurance market in terms of gross written premiums was estimated at $15.06 billion in 2024 and is projected to grow at a CAGR of 20.9% from 2025 to 2030.

Despite strong growth, India continues to face structural gaps in healthcare infrastructure. The doctor-to-population ratio has improved to roughly 1:811, yet regional disparities persist, particularly in non-urban areas. These gaps are driving both public and private investment in hospital capacity, medical colleges, and advanced care facilities.

In 2026, hospital revenue growth of 16–18% is projected, supported by higher insurance-funded procedures, medical value travel, and increasing adoption of advanced technologies.

India’s healthcare ecosystem in 2025 was characterized by rapid market expansion, rising insurance penetration, declining out-of-pocket spending, and accelerating investment in infrastructure and technology. While capacity constraints remain, these structural trends strongly support the long-term growth of advanced healthcare solutions, including surgical robotics, positioning India as a central pillar of healthcare growth in the Asia-Pacific region.

Sales, Marketing and Customer Support

Sales Model

We provide our systems and related devices through a direct sales organization in India and, outside of India, through an expanding distributor network that, as of December 31, 2025, included distributors in Colombia, Ecuador, Guatemala, Indonesia, the Philippines, the United Arab Emirates, CIS Countries, the Baltic Region, Greece, Cyprus, Sri Lanka, Bangladesh, Nepal, Oman, Iraq, the West Indies, Mauritius, Madagascar, Seychelles, and Australia.

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

We offer our SSi Mantra through three selling models— outright purchase, purchase on a deferred or installment payment basis, and purchase on a pay-per-procedure basis.

In cases where the systems are installed on a pay-per-procedure basis, the Company earns revenue share which is a mix of fixed and variable components. Variable components consist of revenue share which is agreed based on the number and type of procedures performed by the customer, while the fixed component involves an agreed amount which the customer is obliged to pay over the lease term. Accordingly, the fixed component is recognized on a straight-line basis as lease income. Since title for the system is not getting transferred to the customer, the cost relating to those systems is capitalized under property, plant and equipment and accordingly depreciation is charged over its period of useful life.

Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. New direct customers who purchase a system typically place an initial stocking order of instruments and accessories soon after they receive their system.

To date, substantially all of our sales have been in India, with one sale each in the United Arab Emirates, Ecuador, Iraq and Nepal, and two sales in Colombia, Indonesia and the Philippines.

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

Research and Development

We focus our research and development efforts on enhancing and improving our products and services with a view to fulfilling our vision that the benefits of advanced robotic surgery should be cost-effective and available to everyone. Through ingenuity and intelligent technology, we believe that we can expand the potential of physicians to heal without constraints due to both cost and accessibility of these technologies. We employ engineering and research and development staff and currently have a research and development team of 81 employees to focus on delivering future innovations and sustaining improvements that advance our mission.

Manufacturing

Our systems and instruments are manufactured by our employees at our approximately 75,000 square-foot facility in Gurugram, Delhi NCR, India. Our facility currently operates with a production capacity of 20 systems per month across multiple shifts. The manufacturing of our products is a complex operation involving a number of separate processes and components.

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

Competition

We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment and other emerging diagnostic and interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability, as well as educating hospitals, surgeons and patients on the demonstrated results associated with robotic-assisted medical procedures using the SSi Mantra and its efficacy and cost-effectiveness relative to other techniques.

We compete with a number of U.S. and foreign companies that have developed and currently manufacture and market products in the field of robotic-assisted medical procedures, including but not limited to: Intuitive Surgical, Inc.; Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; Olympus Corporation; Samsung Electronics Co., Ltd.; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; and Titan Medical Inc. Most, if not all of these companies have longer operating histories and greater financial resources than SSi. In addition, other companies with substantial experience in industrial robotics could potentially expand into the field of medical robotics and become competitors.

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

As of the date of this Annual Report, our intellectual property portfolio consists of 15 granted utility patents and 70 pending utility patent applications, and 8 PCT international WIPO applications as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
Europe				5	February 8, 2043	December 1, 2043	MANTRA
Europe				1	June 9, 2043	June 9, 2043	MAYA
India	12	January 28, 2042	May 09, 2044	12	March 3, 2042	February 17, 2042	MANTRA
India	1	November 10, 2043	November 10, 2043	1	March 31, 2043	March 31, 2043	MANTRA & MAYA
India	1	June 10, 2042	June 10, 2042	1	July 27, 2043	July 27, 2043	MAYA
India				7	October 05, 2041	August 23, 2045	MUDRA
USA	1	June 10, 2043	June 10, 2043	9	January 28, 2043	December 27, 2044	MANTRA
USA				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
USA				2	June 9, 2043	June 27, 2044	MAYA
USA				1	November 4, 2042	November 4, 2042	MUDRA
Japan				4	November 09, 2043	December 27, 2044	MANTRA
Japan				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
Korea				3	November 09, 2043	December 27, 2044	MANTRA
Korea				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
Singapore				2	September 19, 2044	December 27, 2044	MANTRA
Singapore				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
Australia				4	October 20, 2043	December 27, 2044	MANTRA
Australia				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
Israel				2	September 19, 2044	December 27, 2044	MANTRA
Israel				1	July 15, 2024	July 15, 2024	MANTRA & MAYA
BRAZIL				6	February 08, 2043	December 27, 2044	MANTRA
BRAZIL				1	July 15, 2044	July 15, 2044	MANTRA & MAYA
INDONESIA				2	October 20, 2043	November 09, 2043	MANTRA
INDONESIA				1	June 09, 2043	June 09, 2043	MAYA
Total	15			70			85

Further, our intellectual property portfolio also consists of 8 PCT international WIPO applications as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
WIPO				7	August 18, 2026	June 27, 2027	MANTRA
WIPO				1	June 10, 2026	June 10, 2026	MANTRA & MAYA
Total				8			8

Further, our intellectual property portfolio also consists of 32 granted design patents and 4 pending design patent application as follows:

	Granted			Pending
Country	No. of Patents	Earliest Expiration	Latest Expiration	No. of Patents	Earliest Expiration	Latest Expiration	Product
India	24	January 31, 2038	September 27, 2039	2	October 28, 2040	October 31, 2040	MANTRA
India	8	August 29, 2038	January 20, 2040	2	October 25, 2039	March 17, 2040	MUDRA
Total	32			4			36

In addition, we have filed 98 applications for trademark registrations in India of which 56 have been registered. Further, we have filed 21 applications for trademark registrations through both Madrid and direct foreign filings of which 10 have been registered.

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

Government Regulation

General

Our systems and related devices and operations are subject to regulation in India by the CDSCO, by the FDA in the U.S. and by similar agencies in other countries and regions in which we market or plan to market our products. In addition, our products must meet the requirements of a large and growing body of international standards, which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our systems and related devices. We must continually keep abreast of these regulations, standards and requirements and integrate our compliance into the development and regulatory documentation for our systems and related devices. Failure to meet these standards could limit our ability to market our systems and related devices in those regions that require compliance with such standards. Examples of standards to which we are subject include ISO 13485, an internationally recognized quality management system for the design, development and manufacture of medical devices.

ISO 13485 Quality Management System

ISO 13485 is an internationally recognized quality management system for the design, development and manufacture of medical devices. It sets out the requirements for a quality management system specific to the medical device industry. This standard is designed to be used by manufacturers throughout the life cycle of a medical device. We are required to meet this standard to register our systems and related devices for sale globally and are subject to rigorous annual reassessment and audit procedures.

Our Company has developed a Harmonized ISO 13485 QMS system in line with EN ISO 13485 and 21 CFR 820, for compliance with U.S. and EU quality management systems requirements.

We received ISO 13485 certifications in 2021. During the course of 2024, we conducted a recertification audit from EU Notified Body for EN ISO 13485 and ISO 13485 and we received the certification in Q4 of 2024.

India Regulation

In the past medical devices in India had been mostly unregulated, but that has changed in recent years, with the adoption of rules and regulations designed to improve and enhance patient safety. Our systems and related devices are primarily regulated under the IMDR promulgated and administered by the CDSCO. These rules cover various aspects of medical device related regulations, including classification, registration, manufacturing and import, labeling, sales, and post-market requirements. Similar to rules in the EU, these regulations mandate that devices be safe and perform their intended function.

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

We currently have CDSCO approval for the manufacture, sale and distribution of our systems and related devices under Class C including the Telesurgery approvals and a license to export our systems and related devices from India.

In December 2024 we became the first company in India to receive CDSCO regulatory approval for telesurgery and tele proctoring capabilities of a surgical robotic system.

U.S. Regulation

Our systems and related devices will be subject to regulation as medical devices in the U.S. under the FFDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, recordkeeping, complaint and adverse event reporting, clearance, approval, certification, promotion, marketing, export, import, distribution and service of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses.

We filed a pre-submission application with the U.S. FDA, requesting feedback on the SSi Mantra. We had a feedback meeting with the FDA on April 2, 2024. The pre-submission meeting (Reference number Q240119) was organized with the FDA to seek interactive feedback from the FDA regarding the regulatory strategy, biocompatibility assessment, reprocessing validation, and clinical data. While FDA acknowledged that certain similarities exist between the SSi Mantra and the proposed predicate device(s), the recommendation was to proceed with a de novo review instead of the 510(k) route.

Under the FDA’s regulatory scheme, medical devices are classified into one of three classes—Class I, Class II or Class III, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe that our current SSi Mantra system and related devices will be classified as Class II medical devices.

The de novo classification process under the FFDCA provides a pathway for certain new types of devices to obtain marketing authorization as Class I or Class II devices, rather than remaining automatically designated as a Class III device, which would require premarket approval.

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

Based on further discussions with the FDA, in August 2025, the Company pivoted from filing a de novo request for the SSi Mantra to pursuing the 510(k) regulatory pathway which offers potential speed and cost advantages We successfully completed a human factors validation study for our SSi Mantra system at Johns Hopkins Hospital in September 2025. On December 5, 2025, we submitted a 510(k) premarket notification to the FDA for the SSi Mantra surgical robotic system for multiple specialty procedure types, including: general, urological, colorectal, gynecological, and cardiac surgery. We have engaged RQM+, a leading MedTech-focused CRO, to assist with the 510(k) submission. If approved by the FDA, the SSi Mantra would be cleared to market in the U.S. Submission of a 510(k) premarket notification request does not guarantee FDA approval. We believe that we will be able to secure FDA certification in 2026. However, there can be no assurance as to when or if we will secure such regulatory approval.

The FDA generally reviews a 510(k) premarket notification submission within 90 calendar days of receipt; however, in practice, review timelines may extend if additional information is requested. During the review, the FDA may issue requests for additional data or clarification to determine whether the subject device is substantially equivalent to a legally marketed predicate device. If the FDA determines that the device is not substantially equivalent (NSE) to a predicate device, the product may be considered a novel device that does not qualify for the 510(k) pathway. In such cases, the sponsor may pursue the de novo classification process for low-to-moderate-risk devices or, if the device presents a higher risk, proceed with a PMA application.

The PMA process is more demanding and requires a full evaluation of clinical trial data and extensive documentation. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, although the review more often occurs over a significantly longer period of time and can take up to several years. In approving a PMA application or clearing a de novo classification request under Class II, the FDA may also require additional manufacturing controls, design control activities and approvals, as well as specific post-market surveillance requirements when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.

Clinical trials are almost always required to support a PMA and are sometimes required to support a de novo classification request. All clinical investigations designed to determine the safety and effectiveness of a medical device must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, which govern investigational device labeling, prohibit the promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigation devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to the FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to studying subjects outweigh the anticipated benefits.

After a device receives premarket authorization from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with the manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

In addition, the FDA may place significant limitations upon the intended use of our systems and related devices as a condition of granting marketing authorization. Moreover, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These requirements include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device has caused or contributed, or may have caused or contributed, to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health; the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In addition, the FDA and the Federal Trade Commission also regulate the advertising and promotion of our systems and related devices to ensure that any claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our systems and related devices for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims.

In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

In the U.S., our manufacturing processes will be required to comply with the Quality System Regulation (“QSR”). The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulations, the manufacturer’s own procedures, specifications and testing, as well as distribution and post-market experience. Compliance with the QSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records and manufacturing processes are subject to periodically scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees, administrative penalties, and civil or criminal penalties;

●	recalls, withdrawals, or administrative detention or seizure of our systems and related devices;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new or modified systems or devices;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approvals for our systems and related devices; or

●	criminal prosecution.

In addition, the discovery of previously unknown problems with any marketed systems and related devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

European Union Regulation

In the EU, all medical devices placed on the EU market must meet the essential requirements (“Essential Requirements”), including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.

All medical devices are currently regulated by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation” or the “MDR”), which became effective on May 26, 2021, and replaced the former regulatory framework set forth in Council Directive 93/42/EEC (the “MDD”).

We have submitted our technical file to Szutest, an EU Notified body for CE certification, which if approved will allow us to market the SSi Mantra in the EU. We expect to receive a scheduled audit in the second quarter of 2025 and CE marking by the end of 2025. Szutest may require us to perform additional clinical trials, which if required will be conducted under the guidance of EU MDR regulation. There can be no assurance that we will receive CE certification.

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

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the MDR, only devices that are Conformité Européene (“CE”) marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, such as, for example, requiring that advertisements be evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts,” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the U.S., on medical device manufacturers. Certain EU member states also mandate implementation of commercial compliance programs.

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

The aforementioned EU rules are generally applicable in the EEA, which consists of the twenty-seven EU member states, as well as Iceland, Liechtenstein and Norway.

Other countries

Regulations in other countries, including the requirements for approvals, certification or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as South Korea, Brazil, Australia and Canada, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations included in the Medical Device Single Audit Program that we will be required to comply with on an ongoing basis. We have partnered with a MDSAP-Recognized Auditing Organization, TUV-SUD to obtain MDSAP certification.

Failure to obtain regulatory approval in any foreign country in which we plan to market our systems and related devices or failure to comply with any regulation in any foreign country in which we market our systems and related devices may negatively impact on our ability to generate revenue and harm our business.

In addition, local regulations may apply, which govern the use of our systems and related devices, and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and, in general, are increasing in complexity and in the scope and degree of documentation and testing required. There can be no assurance that the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use, and service as well as the removal and disposal of medical devices in the regions in which we operate and market our systems and related devices. Failure to comply with any of these regulations could result in sanctions or fines and could prevent us from marketing our systems and related devices in these regions.

Our ISO 13485 (quality management system) approval, CDSCO approval for the manufacture, sale and distribution of our systems and related devices and our Indian export license allows us to market our systems and related devices in fifty (50) non-FDA and non-CE (EU) countries without further regulatory approvals and in an additional seventy-nine (79) countries which require only minimal registration. We have received regulatory approval to market and sell our systems and related devices in Colombia, Ecuador, Guatemala, Indonesia, Kenya, Oman, Philippines, Sri Lanka, Ukraine, and the United Arab Emirates and have initiated the regulatory approval process, in many other countries, which if successful, will allow us to market our systems and related devices in more than fifty (50) countries within approximately one year. However, there can be no assurance as to when or if we will secure any such regulatory approvals.

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

We collect, process, share, disclose, transfer, and otherwise use data, some of which contains personal information about identifiable individuals including, but not limited to, our employees, clinical trial participants, partners, and vendors. Therefore, if we commence marketing our systems and related devices in the U.S., the EU and other countries, we will be subject to U.S. (federal, state and local) and international laws and regulations, including those in the EEA regarding data privacy and security and our use of such data.

If we market our products in the EU, we will be subject to the GDPR. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audits.

The GDPR also regulates cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the U.S.

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

Cybersecurity Governance

We are in the process of implementing a cybersecurity governance and risk management framework. We consider cybersecurity risk as part of our overall enterprise risk management and are developing policies, procedures, and controls to identify, assess, and manage cybersecurity and information technology risks.

Our management team, including IT leadership, is responsible for overseeing cybersecurity risk management and for implementing our cybersecurity program. Management provides updates to senior leadership on cybersecurity matters, including the status of implementation efforts and any identified cybersecurity risks or incidents.

We monitor cybersecurity risks on an ongoing basis and intend to establish regular internal reporting processes as our cybersecurity program matures. Management may also engage external cybersecurity consultants and service providers to support the implementation, monitoring, and improvement of cybersecurity controls.

As part of our ongoing implementation efforts, we plan to obtain relevant cybersecurity and information security certifications and to enhance our capabilities to prevent, detect, mitigate, and respond to cybersecurity incidents. However, our cybersecurity program is still under development, and there can be no assurance that these measures will be fully implemented in a timely manner or will be effective in preventing all cybersecurity incidents.

Employees

As of the date of this Annual Report, we had 483 employees, 204 of whom were engaged in manufacturing, 122 in marketing, sales, clinical support and field service, 81 in research and development, 22 in sourcing, 4 in quality control and 50 in administration. Most of our employees are based at our facility in Gurgaon, Delhi NCR, India.

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

Our cybersecurity program is primarily overseen by our Head-Server and Network Administrator, who works closely with our information technology team and our senior management to develop and advance our cybersecurity strategy, as well as to respond to cybersecurity incidents. Our Head-Server and Network Administrator report to our Chief Operating Officer on cybersecurity matters and collaborates with stakeholders to assess risks and implement strategies.

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

We have not experienced a cybersecurity incident that has materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.

Item 2. Properties.

We lease approximately 75,000 square feet in Gurugram, Delhi NCR, India, which serves as our headquarters as well as our manufacturing facility. The facility, spread over three floors, is leased pursuant to a nine-year lease expiring in March 2030 for the third floor, another nine-year lease expiring in May 2032 for the ground floor, another six-year lease expiring in July 2030 for the first floor and a five-year lease expiring in March 2030 for Basement 3. All the leases are further renewable under similar mutually agreed terms.

Item 3. Legal Proceedings.

1.	In 2014, Avra Surgical Robotics, Inc., a Delaware corporation (“Avra Surgical”), of which Barry F. Cohen, our Chief Operating Officer – Americas and a director, was Chief Executive Officer, a director and a principal shareholder, had a dispute with Quinn Emmanuel Urquhart & Sullivan LLP (“Quinn Emmanuel”) over legal fees allegedly due to Quinn Emmanuel. Avra Surgical, which was seeking to develop a robotic surgery system using certain technology developed in Germany by then had ceased operations. These events occurred prior to our formation as Avra Medical Robotics, Inc. Other than the facts that both Avra Surgical and we shared the Avra name and that Mr. Cohen was an officer, director and principal shareholder of both companies, there was no relationship between the two companies.

On May 26, 2020, Quinn Emmanuel filed a petition in the Supreme Court of the State of New York, New York County against Avra Surgical, the Company (then known as Avra Medical Robotics, Inc.), Barry F. Cohen, Jared B. Stamell, an attorney affiliated with Avra Surgical, and various individuals who at that time were or had been affiliated with Avra Surgical and or us (collectively, “Respondents”). The petition sought to recover the legal fees from the Respondents on the basis that they were “alter egos” of Avra Surgical.

As we and Mr. Cohen never received notice of the filing of the petition or of subsequent proceedings (although Quinn Emmanuel filed affidavits with the court stating that they had been duly served), neither we nor Mr. Cohen entered an appearance in the matter.

In early 2024, we learned from a third party that in November 2020, the court had rendered a decision holding that we and Messrs. Cohen and Stamell were “alter egos” of Avra Surgical and therefore were liable for payment of the Quinn Emmanuel legal fees. In addition, we also learned that in December 2023, the court ordered the entry of a judgment against Avra Surgical, us and Messrs. Cohen and Stamell in the amount of $296,000 plus interest from November 2020.

In 2023, Mr. Stamell appealed the judgement against him on the basis that Quinn Emmanuel had not presented any evidence to support the finding that Mr. Stamell was an alter ego of Avra Surgical or that Avra Surgical had transferred any assets to us. The Appellate Division, First Department ruled in favor of Mr. Stamell and in December 2024 entered an order vacating the judgment against him.

As a result of the foregoing, in April 2025, Quinn Emmanuel moved to sever Mr. Stamell from the case and for judgement to be reentered against Avra Surgical, Mr. Cohen and us. That motion was granted on July 22, 2025. In addition, in June 2025, Quinn Emmanuel moved on an ex parte basis to authorize service on Mr. Cohen and us by email to Mr. Cohen’s email or text to his cell phone. In connection therewith, Quinn Emmanuel alleged that Mr. Cohen and we had made efforts to evade service. That motion was granted on July 1, 2025. Quinn Emmanuel entered a revised judgment against Avra Surgical, Mr. Cohen and us on November 13, 2025. We are not aware of any efforts Quinn Emmanuel has undertaken to enforce the judgment since that time.

Notwithstanding the foregoing, Mr. Cohen and the Company have entered into an indemnification agreement, pursuant to which Mr. Cohen has agreed to fully indemnify us for any damages and costs (including legal fees) we incur in connection with the action.

2.	In April 2024, an ex-shareholder of Otto Pvt Ltd., an indirect wholly owned Bahamian subsidiary of the Company (“Otto”) commenced litigation in the Bahamas, seeking legal confirmation that it holds 9,000 shares (approximately a 9% interest) in Otto. The litigation, in which Otto is one of the defendants, relates to a purported transaction in 2021, at which time Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and principal shareholder, was the sole shareholder of Otto. The plaintiff in the litigation alleges that at that time, it acquired the 9,000 Otto shares from Dr. Srivastava. However, as the plaintiff failed to pay the agreed upon consideration for the shares, in July 2022, the shareholding was cancelled. Dr. Srivastava along with Otto, has recently filed an action in the Bahamas to confirm the cancellation of the shares and reconfirm their ownership and both actions are pending in the Bahamian courts. The Bahamian court has issued an interim order to maintain the status quo as it stands today with respect to the 9,000 Otto shares at the center of the dispute, as well as Otto’s shareholdings in Sudhir Srivastava Innovations Pvt. Ltd., our Indian operating subsidiary (“SSI-India”) and SSI-India’s assets during the pendency of the litigation. Based on legal opinions obtained from counsel, we believe that there will be a favorable outcome in this case.

Notwithstanding the foregoing, we have entered into an Indemnification Agreement with Dr. Srivastava on October 12, 2024, pursuant to which Dr. Srivastava has agreed to fully indemnify us for any claims, damages and costs (including legal fees) which we incur in connection with this litigation or in relation to any of his ventures prior to consummation of our acquisition by merger of CardioVentures, Inc. in April 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC and commenced trading on April 24, 2025, under the symbol “SSII.” Prior to this listing, our common stock was quoted on the OTC Pink tier of the over-the-counter market maintained by OTC Markets Group, Inc., where trading was sporadic and extremely limited.

The listing of our common stock on Nasdaq represents a transition to a national securities exchange, which we believe enhances the visibility of our securities and provides greater access to institutional and retail investors. Notwithstanding our Nasdaq listing, there can be no assurance that an active, orderly, or liquid trading market for our common stock will be sustained, or that the market price of our common stock will not experience significant volatility.

Holders of our Common Stock

As of the date of this Annual Report, we had 194,356,696 shares of common stock issued and outstanding (not including 5,774,839 shares issuable in connection with the private placement completed on March 6, 2026 – See “Item1. Business – Recent Development”) and 303 holders of record of our common stock. One of these holders is CEDE and Company, which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this Annual Report, they held approximately 42,977,899 shares of common stock for these shareholders.

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, our earnings (if any), operating results, financial condition and capital requirements, general business conditions and other pertinent facts. Under its bank overdraft facility with HDFC Bank, SSI–India is prohibited from declaring and paying dividends, which effectively makes us, as a parent holding company, unable to declare and pay dividends as well.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights	Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,647,844 Shares	$4.343	7,787,826 Shares

Equity compensation plans not approved by security holders	0 Shares	-	0 Shares

Total	11,647,844	$4.343	7,787,826

(1)	Represents shares of common stock under our 2016 Incentive Stock Plan (the “2016 Incentive Plan”). As of the date of this Annual Report, 11,647,844 shares of common stock (comprised of 7,739,432 stock options and 3,908,412 stock grants) were issued under the Incentive Stock Plan. The 2016 Incentive Plan (but not awards under the 2016 Incentive Plan) expired on February 1, 2026, in accordance with its terms.

Recent Sales of Unregistered Securities

On October 22, 2025, the Company issued 16,000 shares of common stock to an advisor in exchange for advisory services to be rendered over a 5-year period. The total value of such services is $174,240. The value of services is calculated at the fair market value of shares as of the date of the advisory services contract.

On December 12, 2025, the Company issued 667 shares of common stock to one individual upon the exercise of warrants previously issued by the Company. The warrants were exercised at $2.50 per share in accordance with their terms resulting in net proceeds of $2,500 in the Company.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with related accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures under our proprietary brand “SSi Mudra.” Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales and during the year 2024, we further consolidated our installed base of SSi Mantra in various parts of India and also expanded our presence in the global markets.

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

Results of Operations

Introduction

The consolidated financial statements appearing elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern. We are still in our initial years of revenue generation by way of the sale of our product and have not yet established consistent operational revenue cash flows to meet all our fixed operating costs and hence may continue to incur losses for some time. These conditions raise substantial doubt about our ability to continue as a going concern.

The following table provides selected financial data about our Company at December 31, 2025, and December 31, 2024:

Balance Sheet Data

	As of	As of
	December 31, 2025	December 31, 2024
Cash	3,206,406	466,500
Restricted cash**	6,396,614	6,157,035
Total Assets	74,226,217	42,385,213
Total Liabilities	36,007,966	28,928,110
Total stockholders’ equity	38,218,251	13,457,103

**	Represents Fixed Deposits held by the bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. During 2026, the Company plans to raise additional capital through further private or public offerings. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development and marketing activities.

		For the year ended
		December 31, 2025	December 31, 2024
1	Total Revenue	42,484,747	20,649,528
2	Cost of revenue	(22,940,492)	(12,197,162)
3	Gross profit	19,544,255	8,452,366
4	Research & development expense	3,685,840	2,491,771
5	Stock compensation expense	8,128,103	14,342,784
6	Depreciation and amortization expense	1,075,907	436,005
7	Selling, general and administrative expense	14,848,439	10,157,768
8	Loss from operations	(8,194,034)	(18,975,962)
9	Other income (expenses)	33,087	(175,235)
10	Income tax expense	3,966,440	-
11	Net loss	(12,127,387)	(19,151,197)

Year ended December 31, 2025, as compared to year ended December 31, 2024

Revenues. During the year ended December 31, 2025, the Company had revenues of $42,484,747 (comprising $38,353,048 of system sales, $3,183,757 of instrument sales, $877,033 of warranty sales and $70,909 of lease income), compared to revenues of $20,649,528 (comprising $19,457,767 of system sales, $942,548 of instrument sales, $177,518 of warranty sales and $71,695 of lease income) during the year ended December 31, 2024. The increase in revenue is primarily due to sale of increased number of surgical robotic systems and instruments in the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Research and Development Expenses. Research and Development expenses during the year ended December 31, 2025, were $3,685,840, as compared to $2,491,771 for the year ended December 31, 2024. The increase in the research and development expenses as compared to the previous year is in line with the Company’s continued focus on improving the design and technological capabilities of its existing SSi Mantra system and further expanding its product offerings.

Stock Compensation Expenses. We had stock compensation expenses of $8,128,103 for the year ended December 31, 2025, compared to $14,342,784 for the year ended December 31, 2024. The substantial decrease in stock-based compensation expense for the year ended December 31, 2025 was primarily due to award of stock options in February 2024 under the Company’s 2016 Incentive Plan to certain executive officers. These were vested immediately upon grant and were fully expensed in the year ended December 31, 2024, resulting in the recognition of approximately $4,656,807 of stock-based compensation expense in the previous year. These options were awarded in recognition of the executives’ efforts in advancing the development and commercialization of the Company’s SSi Mantra system and the residual impact is primarily due to resignation of employees in the current year.

Depreciation and amortization expenses. We had depreciation and amortization expense of $1,075,907 for the year ended December 31,2025, as compared to $436,005 in the year ended December 31, 2024. The depreciation and amortization expenses primarily consist of depreciation on fixed assets only.

Selling, General and Administrative expenses. We incurred $14,848,439 in selling, general and administrative expenses during the year ended December 31, 2025, as compared to $10,157,768 for the year ended December 31, 2024.

Our Selling, General and Administrative expenses (“SG&A”) comprise of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expenses also include legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grant of our equity awards to members of our board of directors. We expect our SG&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. The increase in selling, general and administrative expenses resulted from the increased manpower strength and an increased scale of commercial operations during 2025 as compared to the year ended December 31, 2024.

Other Income (Expenses). We have recognized $33,087 in interest income (net) during the year ended December 31, 2025, as compared to an interest expense (net) of $175,235 during the year ended December 31, 2024. The increase in interest income by $343,724 relating to fixed deposits which is offset by increase in interest expense by $135,402 related to interest on our bank overdraft facility and convertible notes.

Net Loss. We incurred a net loss of $12,127,387 for the year ended December 31, 2025, compared to a net loss of $19,151,197 for the year ended December 31, 2024. The decrease in net loss of $7,023,810 was primarily attributable to an increase in gross profit of $11,091,889 and a decrease in stock-based compensation expense of $6,214,681. These favorable variances were partially offset by increases in research and development expenses of $1,194,069, depreciation expense of $639,902, selling, general and administrative expenses of $4,690,671, and income tax expense of $3,966,440.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, incurring capital expenditures to have its own manufacturing facility for in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

As of December 31, 2025, the Company had shareholders’ equity of $38,218,251 and a working capital surplus of $22,558,961 as compared to shareholders’ equity of $13,457,103 and a working capital surplus of $6,086,069 as of December 31, 2024.

		For the year ended
S. No.	Particulars	December 31, 2025	December 31, 2024
	Net cash provided by operating activities:
1	Net loss	(12,127,387)	(19,151,197)
2	Non-cash adjustments	9,378,429	16,435,264
3	Change in operating assets and liabilities	(15,794,029)	(6,787,097)
4	Net cash used in operating activities	(18,542,987)	(9,503,030)
5	Net cash used in investing activities	(3,659,058)	(661,479)
6	Net cash provided by financing activities	26,166,556	9,425,980
7	Net change in cash	3,964,511	(738,529)
8	Effect of exchange rate on cash	(985,026)	274,219
9	Cash at beginning of year	6,623,535	7,087,845
10	Cash at end of year	9,603,020	6,623,535

Cash Flows Used in Operating Activities

Net cash used in operating activities was $18,542,987 for the year ended December 31, 2025, compared to $ 9,503,030 for the year ended December 31, 2024, representing an increase of $9,039,957 year over year, reflecting the increase in net cash used in operating activities was primarily driven by higher working capital requirements associated with the Company’s expanded scale of operations, which more than offset improvements in operating results. The major drivers contributing to the increase of $9,039,957 in net cash used in operating activities year-over-year included the following:

●	Accounts receivable amounted to $13,037,284 in fiscal year 2025, compared to $4,890,032 in fiscal year 2024, reflecting higher billings and the timing of customer collections.

●	Inventory amounted to $8,070,786 in fiscal year 2025, compared to $7,691,518 in fiscal year 2024, reflecting production levels and inventory management in support of anticipated demand.

●	Prepaid expenses and other assets amounted to $5,101,794 in fiscal year 2025, compared to $1,411,621 primarily related to advance payments made in connection with operating activities.

These uses of cash were partially offset by deferred revenue of $3,953,938 in fiscal year 2025 and accounts payable of $2,877,810 in fiscal year 2025, reflecting customer advance payments and vendor activity.

In addition, net loss was $12,127,387 in fiscal year 2025, compared to $19,151,197 in fiscal year 2024, and stock-based compensation expense was $8,128,103 in fiscal year 2025, compared to $14,342,784 in fiscal year 2024. These items impacted operating cash flows during the respective periods and were considered together with the working capital changes discussed above.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we had net cash used in investing activities of $3,659,058 resulting from purchases of property, plant and equipment.

During the year ended December 31, 2024, we had net cash used in investing activities of $661,479 resulting from purchase of property, plant and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we had net cash provided by financing activities of $26,166,556, which comprised of $3,448,042 in proceeds from our bank overdraft facility, $28,000,000 in proceeds from the issuance of convertible notes to our principal shareholder, partially offset by repayments of $4,212,637 related to convertible notes to our principal shareholder, including interest, and repayments of $1,068,849 related to convertible notes to other investors, including interest.

During the year ended December 31, 2024, we had net cash, provided by financing activities of $9,425,980, which comprised of $1,975,980 in proceeds from our bank overdraft facility, $3,000,000 each in proceeds from issuance of convertible notes and promissory notes to our principal shareholder and $1,450,000 in proceeds from issuance of convertible notes to other investors.

Critical Accounting Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of December 31, 2025, the Company has issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of our stock at a specified price, within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with our 2016 Incentive Plan is measured at fair value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

Stock Units (Restricted Stock Units, or RSUs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. We use last three months’ average share price of common stock on OTC (prior to April 24, 2025) or on Nasdaq (subsequent to April 24, 2025) as grant date fair value for RSUs.

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

See the Index to the Consolidated Financial Statements beginning on page F-1 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025.

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

Based on the evaluation performed as of December 31, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Internal Controls over Financial Reporting

(a) Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses described below.

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

(b) Remediation Plan

The Company has been addressing and remediating these material weaknesses with the support and assistance of the accounting and financial staff employed by SSI-India, our Indian operating subsidiary. We have enhanced the review process for significant transactions to ensure proper accounting treatment under applicable guidelines and have engaged the external experts to provide guidance to the Company staff in the areas of financial reporting, internal controls, and enterprise risk management and assist it in the application of accounting principles to complex transactions. This external expert group is also helping the Company in strengthening its existing internal controls, policies and Standard Operating Procedures (“SOPs”) in all the major functional areas.

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

(c) Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Sudhir Srivastava, M.D.	78	Chairman, Chief Executive Officer and Director
Milan Rao	55	Global Chief Operating Officer and Chief Financial Officer
Vishwajyoti P. Srivastava, M.D.	49	Chief Executive Officer – Asia Pacific and Director
Barry F. Cohen	85	Chief Operating Officer – Americas and Director
Dr. Mylswamy Annadurai	67	Director
Dr. S.P. Somashekhar	53	Director
Dr. Frederic H Moll	73	Director
Tim Adams	56	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Sudhir Srivastava, M.D., joined the Company on April 14, 2023, as its Chairman, Chief Executive Officer and a director upon completion of the CardioVentures Merger. Dr. Srivastava founded SSI-India, our Indian operating subsidiary in 2019 and has served as its Chairman, Managing Director and Chief Executive Officer since that time. SSI-India was founded with the objective of launching the development of an advanced, affordable, and accessible surgical robotic system that would benefit greater numbers of patients around the world. Dr. Srivastava completed his medical degree in India in 1971 and moved to the U.S. in 1972, where he underwent a residency in general surgery in St. Louis and further completed his training, including in cardiothoracic surgery, at the University of British Columbia Hospitals in Vancouver, Canada. He is double board certified by the American Board of Surgery and Thoracic Surgery. Dr. Srivastava, after moving to Texas to begin his practice in 1981, became heavily involved in advancing minimally invasive cardiac surgical approaches and robotic cardiac surgery procedures during his time in Texas. While in Texas, in 2002 Dr. Srivastava was the founding chairman of Alliance Hospital, which became one of the busiest robotic cardiac centers globally. In 2007, Dr. Srivastava joined the University of Chicago faculty and served as the Director of Robotic Cardiac Surgery to launch their program. In 2009, Dr. Srivastava moved to Atlanta, Georgia, and founded the International College of Robotic Surgery and launched the Robotic Revascularization Program at St. Joseph’s Hospital. While in the U.S., he performed over 1,400 robotic cardiothoracic procedures and trained over 350 surgical teams from around the world. His passion and experience took him to various countries around the world, where he helped launch robotic cardiac surgery programs. Dr. Srivastava returned to India in 2011 to establish robotic surgery programs throughout the country during a time when robotic surgery was still nascent in India. He founded the International Centre for Robotic Surgery in Delhi, India, and trained surgeons in different specialties, introducing them to high-level robotic cardiac surgery procedures. Recognizing the high cost and limited access to robotic surgery in India, in 2012, Dr. Srivastava undertook the mission of developing an affordable system that would be technologically advanced, so that greater numbers of patients could benefit from robotic cardiac surgery in India and worldwide. His efforts led to the development of the SSi Mantra by the SSi Companies Group, which was commercially introduced in August 2022. Dr. Srivastava is globally recognized as a pioneer and leader in robotic cardiac surgery and has received numerous awards worldwide for advancing the field.

Milan Rao, joined the Company as Global Chief Operating Officer and Chief Financial Officer on January 16, 2026. Mr. Rao, has more than three decades of executive leadership experience driving technology-enabled transformation, operational efficiency and growth at leading global companies across industries, including the healthcare sector. From June 2024 until joining the Company, Mr. Rao served as Chief Operating Officer and Chief Revenue Officer of Markets & Markets, a global consulting firm based in New York City, where he led global operations, sales, marketing and consulting, and was responsible for global partnerships and the firm’s inorganic growth initiatives. From September 2021 to December 2023, Mr. Rao served as President and Global Business Head of Smart Energy Water (“SEW”), a cloud-based SaaS company based in California and New York, connecting consumers with energy and water providers worldwide. Following SEW’s acquisition of Choice Technologies, in 2022 he served as Interim Chief Executive Officer of Choice Technologies and led its global integration with SEW, expanding platform capabilities in artificial intelligence, machine learning and data analytics and growing its customer base. From August 2017 to August 2021, Mr. Rao was President at Wipro Limited (“Wipro”) a Technology Services company. He also led Wipro’s Technology & Transformation Office, including innovation, IP and platforms, marketing, and revenue operations, and launched a digital-first, AI-led transformation program. From June 2013 to August 2017, Mr. Rao served as President and Chief Executive Officer of GE Healthcare for India, South Asia, and emerging markets. Mr. Rao holds a BS in Computer Science and Engineering from IIT (BHU) Varanasi, where he was recognized as a Distinguished Alumnus, and an MBA in Finance from IIM Calcutta.

Vishwajyoti P. Srivastava, M.D., joined the Company on April 14, 2023, as its President, Chief Operating Officer – South Asia and a director upon completion of the CardioVentures Merger. In May 2025 Dr. Srivastava was appointed to the position of Chief Executive Officer – Asia Pacific and served as the Company’s interim Chief Financial Officer from July 23, 2025 through September 24, 2025. Dr. Srivastava joined SSI-India as President and Chief Operating Officer for South Asia in November 2020. Prior to that, he served as President of OMNI 3DHD from January 2018 to November 2020, where he led the development of a secondary 3D Visualization System that was designed with the objective of giving 3D vision to the entire robotic surgical team. In 2015, Dr. Srivastava served as the COO of a Miami, Florida based health and wellness startup, Reshape Inc., which developed an online platform for healthy living initiatives. Dr. Srivastava was also instrumental in the creation of the International College of Robotic Surgery in Atlanta, Georgia, in 2009 as well as the International Centre for Robotic Surgery in New Delhi, India, in 2011. Dr. Srivastava has been deeply involved in the field of surgical robotics since 2008, covering the wide spectrum of clinical applications, teaching and training, tele-mentoring platforms, web-based surgeon didactic training modules, digital media and marketing. Dr. Srivastava graduated from Saint James School of Medicine in Anguilla, receiving his M.D. degree in August 2020. Dr. Srivastava also holds a B.A. in International Studies with a focus on South Asia from the University of Washington in Seattle that he received in 2000. Dr. Srivastava completed all his premedical requirements at Columbia University’s Post Baccalaureate Program in New York City, graduating in 2003. He is fluent in English, Hindi and French.

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

Dr. Frederic H Moll joined the Company as a Director on August 20, 2024. Dr. Moll is a renowned physician and visionary entrepreneur whose pioneering work in medical robotics has shaped the field of MIS. He did his B.A. from the University of California at Berkeley, an M.D. from the University of Washington, and an M.S. in Business Management from Stanford University. He is a pioneer in Medical Robotics, particularly in MIS. Dr. Moll co-founded Intuitive Surgical in 1995, where he co-developed the da Vinci robotic-assisted surgery system, a global standard for MIS. He also founded Hansen Medical and Auris Health, creating advanced robotic technologies for vascular procedures and lung cancer diagnosis, respectively. His innovations have shaped the field of surgery, and he has served on the boards of directors of influential Healthcare Tech companies like Mako Surgical and RefleXion.

Tim Adams joined the Company as a Director on August 20, 2024. Mr. Adams served as President and CEO of Ascension Saint Thomas Health and Ministry Market Executive for Ascension Tennessee from January 2018 until January 2023, leading a network of nine inpatient facilities across Middle Tennessee. Prior to this, he was the Texas Region Chief Executive Officer at Tenet Healthcare, overseeing 26 hospitals and leading operational efforts for one of the Company’s largest regions. Earlier in his career, Mr., Adams served as CEO of Cedar Park Regional Medical Center, a partner with Ascension’s Seton Healthcare Family, and held executive roles at Community Health Systems and IASIS Healthcare, overseeing multi-hospital operations in Texas and Florida. Beyond his professional commitments, he is also an active member of the healthcare community, serving on numerous boards, including the Tennessee Hospital Association, Nashville Health Care Council, and the United Way of Greater Nashville. He holds a Bachelor of Business Administration from Baylor University and an MBA from The University of Texas at El Paso. In January 2023, Tim transitioned to the role of Regional Operating Officer and Senior Vice President for Ascension, overseeing Ascension ministries in 10 states, including Tennessee.

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

Our board of directors has determined that Dr. Annadurai, Dr. Somashekhar and Mr. Adams are currently “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. In addition, the board of directors has determined that Mr. Adams is an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on his business and management experience. Our board of directors has also determined that at present, Dr. Moll is not “independent” at the present time because his beneficial ownership of our common stock exceeds 10%. Dr. Sudhir Srivastava, Dr. Vishwajyoti P. Srivastava and Mr. Barry F. Cohen are not independent as they are officers and employees of the Company.

Members of the aforesaid Committee (s) are as follows:

Name of the Committee	Members of the Committee
Audit Committee	Mr. Tim Adams
Dr. SP Somasekhar
Dr. Mylswamy Annadurai

Compensation Committee	Mr. Tim Adams
Dr. SP Somasekhar
Mr. Barry F. Cohen

Nominating and Corporate Governance Committee	Mr. Tim Adams
Dr. SP Somasekhar

Audit Committee

The audit committee assists our board of directors in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s consolidated financial statements, including (a) the quality and integrity of the Company’s consolidated financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the independent auditors’ qualifications and independence; and (d) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

●	discuss the annual audited consolidated financial statements and the quarterly unaudited condensed consolidated financial statements with management and the independent auditors prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the Company’s financial management on a periodic basis (a) issue regarding accounting principles and consolidated financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles; and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the consolidated financial statements of the Company;

●	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

●	maintain open, continuing, and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

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

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be pursuant to our bylaws and consistent with the board of directors’ criteria for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annual committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the year ended December  31, 2025, and up through the date of this Annual Report, except for the following late filings resulting from administrative oversights:

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $2,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on December 4, 2024, was filed on January 23, 2025.

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $5,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on January 3, 2025, was filed on January 23, 2025.

●	A Form 4 reporting the disposition by gift of 221,788 shares of common stock by Dr. Sudhir Srivastava on February 5, 2025, was filed on February 11, 2025.

●	A Form 4 reporting the acquisition by Dr. Sudhir Srivastava of a $5,000,000 principal amount 7% One-Year Convertible Promissory Note from the Company on January 30, 2025, was filed on February 21, 2025.

●	A Form 4 reporting the acquisition of 50,000 shares of common stock by Prof. Dr. Somashekar S.P. on August 31, 2024, was filed on February 28, 2025.

●	A Form 4 reporting the acquisition of 100 shares of common stock by Barry Cohen on April 17, 2025, was filed on April 22, 2025.

●	A Form 3 initial statement of beneficial ownership of securities reporting for Arvind Palaniappan on May 1, 2025, was filed on May 19, 2025.

●	A Form 4 reporting the disposition by gift of 1,000,000 shares of common stock by Barry Cohen on May 22, 2025, was filed on June 30, 2025.

●	A Form 4 reporting the various dispositions and acquisitions of shares of common stock by gift by Dr. Sudhir Srivastava between May 12, 2025 and July 14, 2025, was filed on August 13, 2025.

●	A Form 4 reporting the acquisition by gift of 2,500 shares of common stock by Dr. Sudhir Srivastava on September 3, 2025, was filed on September 8, 2025.

●	A Form 4 reporting the disposition by gift of 3,300 shares of common stock by Barry Cohen on October 8, 2025, was filed on November 17, 2025.

●	A Form 3 initial statement of beneficial ownership of securities reporting for Milan Rao on January 16, 2026, was filed on January 30, 2026.

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to earned by or paid to our Chief Executive Officer (our principal executive officer) and our two most highly compensated executive officers other than our Chief Executive Officer (collectively, the “named executive officers”) for the year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Options Awards (#)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D.	2025	600,000	-	-	5,886,997	13,307,213	-	-	299,538	14,206,751
Chairman and Chief Executive Officer (1)

Vishwajyoti P. Srivastava, M.D.	2025	266,668	-	-	845,592	2,883,468	-	-	54,333	3,204,469
Chief Executive Officer – Asia Pacific (2)

Barry F. Cohen	2025	180,000	-	-	845,592	2,883,468	-	-	-	3,063,468
Chief Operating Officer – Americas

(1)	Represents an option to purchase common stock granted under our 2016 Incentive Plan. The option vests in five equal annual installments commencing upon the date of grant and expires five years from the date of grant.

(2)	Dr. Vishwajyoti Srivastava served as our President and Chief Operating Officer – South Asia from April 2023 until May 2025, when he was appointed Chief Executive Officer – Asia Pacific.

Employment Agreements

The Company is party to an employment agreement with Dr. Sudhir Srivastava for a three year period expiring on July 31, 2027, which provides for an annual base salary of $600,000.

Dr. Vishwajyoti P. Srivastava is party to an employment agreement with the Company expiring on April 30, 2030, which provides for a base annual salary of $300,000 effective May 1, 2025.

The Company is party to an employment agreement with Barry F. Cohen expiring in April 2026, which provides for an annual base salary of $180,000.

The Company and Milan Rao entered into a one-year services agreement, effective January 16, 2026 (the “Services Agreement”), providing for monthly base compensation of $41,667. In addition, the Services Agreement provides for Mr. Rao to receive a stock grant under the Company’s 2016 Incentive Plan) in the amount of 120,000 shares of the Company’s common stock vesting in equal monthly installments of 10,000 shares, subject to continued engagement of Mr. Rao by the Company and the other terms and conditions of the 2016 Incentive Plan. In the event, the Services Agreement is terminated by the Company “Without Cause” (as defined in the Services Agreement) prior to the six month anniversary of the effective date of the Services Agreement, then Mr. Rao shall be entitled to receive, (i) payment of his base compensation through the six month anniversary of the effective date of the Services Agreement; and (ii) any unvested installment of the stock grant which would vest on or before the six month anniversary of the effective date shall vest in full as of the termination date. Any other unvested portion of his stock grant will terminate as of the termination date of the Services Agreement.

Each of the above agreements provides for reimbursement of reasonable business expenses incurred in the performance of the executive’s duties and contains customary confidentiality, assignment of proprietary rights, non-competition and non-solicitation provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2025

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price*	Option Expiration Date	Number of shares that have not vested	Market value of shares of stock that have not vested
Sudhir Srivastava, M.D.	4,872,286	1,014,710	$5.00	Nov 27, 2028
Vishwajyoti P. Srivastava	507,355	338,237	$5.00	Nov 27, 2028
Barry F. Cohen	507,355	338,237	$5.00	Nov 27, 2028

*	The volume weighted average exercise price per share for all options awarded is $5.00.

The above are options to purchase common stock granted under our 2016 Incentive Plan. The options vest in five equal annual instalments commencing upon the date of grant and expire five years from the date of grant.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the year ended December 31, 2025, our last completed fiscal year.

		DIRECTOR COMPENSATION
Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sudhir Srivastava, M.D.	600,000	0	5,886,997	13,307,213	0	0	299,538	14,206,751
Vishwajyoti P. Srivastava, M.D.	266,668	0	845,592	2,883,468	0	0	54,333	3,204,469
Barry F. Cohen	180,000	0	845,592	2,883,468	0	0	0	3,063,468
Dr. Mylswamy Annadurai	0	0	0	0	0	0	6,000	6,000
Dr. S.P. Somashekhar	0	0	0	0	0	0	6,000	6,000
Tim Adams	0	0	0	0	0	0	6,000	6,000
Frederic H Moll	0	0	0	0	0	0	4,500	4,500

(1)	Represents the value of options to purchase common stock granted under our 2016 Incentive Plan. The option vests in five equal annual instalments commencing upon the date of grant and expires five years from the date of grant.

Narrative Disclosure to the Director Compensation Table

We compensate our non-employee directors with cash fees of $1,500 per meeting. Non-employee directors are also reimbursed for travel and lodging expenses in connection with their attendance at in-person meetings of the board. In 2026, we intend to implement an equity-based compensation plan for our non-employee directors in conjunction with our advisors.

2016 Incentive Stock Plan

Our 2016 Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2016 Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. In the absence of a compensation committee, the 2016 Incentive Plan was administered by the board of directors. However, with the recent constitution of compensation committee, the Plan will henceforth be administered by the compensation committee, 3,000,000 shares of our common stock were originally reserved for issuance pursuant to the exercise of awards under the 2016 Incentive Plan. In August 2019, our board of directors and our majority shareholders approved an increase in the number of shares reserved under the 2016 Plan to 10,000,000 shares of our common stock. Our board of directors and majority shareholders in July 2022, approved a subsequent increase in the number of shares of our common stock reserved under the 2016 Incentive Plan to 20,000,000 shares of common stock. Our board of directors and majority shareholders in October 2023 mandated to keep 10% of our issued and outstanding common shares reserved under the 2016 Incentive Stock Plan. As of December 31, 2025, we have granted options to purchase 7,578,181 shares under the 2016 Plan, exercisable at a weighted average price of $5.00 per share and 3,592,779 shares in stock grants.

The 2016 Incentive Plan (but not awards under the 2016 Incentive Plan) expired in accordance with its terms on February 1, 2026. We intend to implement a new equity incentive plan in 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the data of this Annual Report, the beneficial ownership of our common stock by (i) each director and executive officer; (ii) directors and executive officers as a group; (iii) each five percent (5%) beneficial owner of our common stock.

The percentage ownership information shown in the table reflects beneficial ownership based upon 194,356,696 shares of common stock outstanding as of the date of this Annual Report (not including 5,774,839 shares issuable in connection with the private placement completed on March 6, 2026 – See “Item1. Business – Recent Development”). Unless otherwise stated, the address of the persons set forth on the table is c/o the Company.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within sixty (60) days of the date of this Annual Report are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

Names and addresses of beneficial owners	Number of shares of common stock	Percentage of class (%)
Directors and executive officers
Sudhir Srivastava, M.D.(1)	114,257,301	57.35%
Milan Rao(2)	30,000	*
Vishwajyoti P. Srivastava, M.D.(3)	2,507,355	1.29%
Barry F. Cohen(4)	8,313,443	4.27%
Dr. Mylswamy Annadurai	-	*
Dr. S.P. Somashekhar(5)	341,165	*
Tim Adams	5,031,902	2.59%
Dr. Frederic H Moll	20,335,045	10.46%
All directors and executive officers as a group (eight persons)(6)	150,816,211	76.15%
5% or greater shareholders
Manipal Global Health Services(7)	14,949,070	7.69%
22, St. Georges Street, Port Louis 11302, Mauritius

Unless otherwise indicated, the address for all our directors and executive officers is, care of the Company, 404-405, 3rd Floor, iLabs Info Technology Centre, Udyog Vihar, Phase III, Gurugram, Haryana 122016, India.

*	Less than 1%.

(1)

Includes (a) 109,353,014 shares held of record by Sushruta Pvt. Ltd. (“Sushruta”), a Bahamian holding company beneficially owned by Dr. Sudhir Srivastava; (b) 32,000 shares held by Dr Sudhir Srivastava; and (c) 4,872,287 shares issuable upon the exercise of vested stock options granted under our 2016 Incentive Plan. Sushruta also holds all 1,000 issued and outstanding Series A Preferred Shares, which entitles the holder to 51% of the total voting power of the Company.

(2)	Represents a grant of shares of our common stock awarded under our 2016 Incentive Plan which vests within 60 days of the date of this Annual Report.

(3)

Includes (a) 2,000,000 shares held of record by Matilda Pvt. Ltd. (“Matilda”), a Bahamian holding company beneficially owned by Dr. Vishwajyoti P Srivastava; and (b) 507,355 shares issuable upon the exercise of vested stock options granted under the 2016 Incentive Plan.

(4)	Includes 507,355 shares issuable upon the exercise of vested stock options granted under the 2016 Incentive Plan.

(5)	Includes a grant of 166,348 fully vested restricted shares of our common stock awarded under our 2016 Incentive Plan and 58,469 shares of common stock held by his spouse Dr. Manjiri Somashekhar.

(6)	Includes the items in footnotes (1) – (5) above.

(7)	Dr. Ranjan R. Pai is the beneficial owner of the shares of common stock held of record by Manipal Global Health Services.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, grants warrants and rights	Weighted- average exercise price of outstanding options, grants warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,647,844 Shares	$4.343	7,787,826 Shares

Equity compensation plans not approved by security holders

Total	11,647,844	$4.343	7,787,826

(1)

Represents shares of common stock under our 2016 Incentive Plan. As of the date of this Annual Report, 11,647,844 shares of common stock (comprised of 7,739,432 stock options and 3,908,412 stock grants) were issued under the Incentive Stock Plan. The 2016 Incentive Plan (but not awards under the 2016 Incentive Plan) expired on February 1, 2026, in accordance with its terms.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Information to be filed pursuant to this Item 13 are appended to this Annual Report on Form 10-K filed herewith can be found at Part IV “Item 15, Exhibits and Consolidated Financial Statement Schedules” under Note 20.

Item 14. Principal Accountant Fees and Services

Fees billed by our independent registered public accountant firm, BDO India Services Private Limited (“BDO”) for services provided for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees(1)	347,580	686,326
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	347,580	686,326

(1)	Audit fees represent fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, the review of condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings or engagements. Audit fees decreased to $347,580 for fiscal year 2025, compared to $686,326 for fiscal year 2024.

Audit Fees

This category includes the audit of our annual consolidated financial statements, review of condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accountant firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approval Policy

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the audit committee of the board of directors and/or the board of directors as a whole, approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the audit committee and/or the board of directors. Any services and fees of BDO are also approved pursuant to the pre-approval policy of the Company.

Provision of the above-mentioned services was approved by our audit committee.

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

(3)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.1(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)+
10.2	Employment Agreement with Dr. Sudhir Srivastava(3)+
10.3	Employment Agreement with Dr. Vishwajyoti P. Srivastava(3)+
10.4	Employment Agreement with Barry F. Cohen(3)+
10.5	Services Agreement with Milan Rao (4)+
10.6	Form of Director Appointment Agreement(1)+
Form of Indemnification Agreement(1)+
10.7	Form of Indemnification Agreement(1)+
10.8	Offer Letter and Sanction Letter with HDFC Bank(3)
14.1	Code of Ethical Conduct(1)
14.2	Insider Trading Policy(5)
21.1	List of Subsidiaries(5)
23.1	Consent of BDO India Services Private Limited(6)
31.1	Section 302 Certification by Chief Executive Officer(6)
31.2	Section 302 Certification by Chief Financial Officer(6)
32.1	Section 906 Certification by Chief Executive Officer(6)
32.2	Section 906 Certification by Chief Financial Officer(6)
99.1	Audit Committee Charter(5)
99.2	Compensation Committee Charter(5)
99.3	Nominating and Corporate Governance Committee Charter(5)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2023, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-293114) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 8, 2026, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 15, 2025, and incorporated herein by reference.

(6)	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: March 10, 2026	By:	/s/ Sudhir Prem Srivastava
Sudhir Prem Srivastava, M.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 10. 2026	By:	/s/ Milan Rao
Milan Rao
Global Chief Operating Officer
And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 10, 2026	By:	/s/ Sudhir Prem Srivastava
Sudhir Prem Srivastava, M.D. Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 10, 2026	By:	/s/ Milan Rao
Milan Rao Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 10, 2026	By:	/s/ Vishwajyoti P. Srivastava
Vishwajyoti P. Srivastava, M.D., Chief Executive Officer – Asia Pacific and Director

Dated: March 10, 2026	By:	/s/ Barry F. Cohen
Barry F. Cohen, Chief Operating Officer – Americas and Director

Dated: March 10, 2026	By:	/s/ Mylswamy Annadurai
Dr. Mylswamy Annadurai, Director

Dated: March 10, 2026	By:	/s/ S.P. Somashekhar
Dr. S.P. Somashekhar
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SS Innovations International Inc.

Gurugram, India

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SS Innovations International Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities during the year ended December 31, 2025. The Company is dependent on further funding to meet its obligations to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Determination of Standalone Selling Price

As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2025, the Company recognized revenue for system sale arrangements of $38,353,048. The Company’s system sale arrangements could include a combination of the following performance obligations: system(s); system accessories or instruments and extended warranty. For multiple-element arrangements, revenue is allocated to each distinct performance obligation based on its relative standalone selling price (“SSP”). SSP are based on observable prices at which the Company separately sells the products or services. If a SSP is not directly observable, then management estimates the SSP considering market conditions and entity-specific factors including historical pricing data, features and functionality of the products and services and industry data.

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

/s/ BDO India Services Private Limited (predecessor Firm BDO India LLP)

We have served as the Company’s auditor since 2024.

Gurugram, India

Date: March 10, 2026

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

		As of
	Notes	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	7	$3,206,406	$466,500
Restricted cash	7	5,937,650	5,838,508
Accounts receivable, net	6	12,398,542	4,466,047
Inventory, net	14	17,064,002	10,206,898
Prepaids and other current assets	8	10,194,059	6,438,338
Total Current Assets		48,800,659	27,416,291

Property, plant, and equipment, net	4	9,100,546	5,385,955
Right of use asset	15	2,754,020	2,623,880
Deferred tax assets, net	16	533,727	-
Accounts receivable, net	6	8,566,654	3,299,032
Restricted cash	7	458,964	318,527
Prepaids and other non current assets	8	4,011,647	3,341,528
Total Assets		$74,226,217	$42,385,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft facility	11	$11,442,948	$7,994,906
Notes payable	10	-	7,450,000
Current portion of operating lease liabilities	15	579,169	409,518
Accounts payable	9	5,127,193	2,312,382
Deferred revenue	12	3,266,686	1,278,602
Accrued expenses & other current liabilities	9	5,825,702	1,884,814
Total Current Liabilities		26,241,698	21,330,222

Operating lease liabilities, less current portion	15	2,337,697	2,349,118
Deferred Revenue	12	7,139,807	5,173,953
Other non current liabilities	9	288,764	74,817
Total Liabilities		$36,007,966	$28,928,110
Commitments and contingencies	21
Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 194,165,141 shares and 171,579,284 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	13	19,416	17,157
Accumulated other comprehensive income (loss)		(2,022,660)	(749,625)
Additional paid in capital		95,111,511	56,952,200
Capital reserve		899,917	899,917
Accumulated deficit		(55,789,934)	(43,662,547)
Total stockholders’ equity		38,218,251	13,457,103
Total liabilities and stockholders’ equity		$74,226,217	$42,385,213

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For The Year Ended
	Notes	December 31, 2025	December 31, 2024

REVENUES
System sales	12	38,353,048	19,457,767
Instruments sale	12	3,183,757	942,548
Warranty sale	12	877,033	177,518
Lease income	12	70,909	71,695
Total revenue		$42,484,747	$20,649,528
Cost of revenue		(22,940,492)	(12,197,162)

GROSS PROFIT		19,544,255	8,452,366

OPERATING EXPENSES:
Research & development expense		3,685,840	2,491,771
Stock compensation expense	19	8,128,103	14,342,784
Depreciation and amortization expense	4	1,075,907	436,005
Selling, general and administrative expense		14,848,439	10,157,768
TOTAL OPERATING EXPENSES		27,738,289	27,428,328

Loss from operations		(8,194,034)	(18,975,962)

OTHER INCOME (EXPENSE):
Interest Expense		(1,108,637)	(973,235)
Interest and other income, net		1,141,724	798,000
TOTAL INCOME / (EXPENSE), NET		33,087	(175,235)

LOSS BEFORE INCOME TAXES		(8,160,947)	(19,151,197)
Income tax expense	16	3,966,440	-
NET LOSS		$(12,127,387)	$(19,151,197)

Net loss per share - basic and diluted	2(r)	$(0.06)	$(0.11)
Weighted average - basic shares	2(r)	190,009,159	170,847,444
Weighted average - diluted shares	2(r)	198,699,461	181,203,673

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(12,127,387)	$(19,151,197)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss		(1,225,696)	(539,900)
Retirement Benefit	17	(68,809)	(14,226)
RECLASSIFICATION ADJUSTMENTS:
Retirement Benefit (1)	17	1,433	-
Income tax effects relating to retirement benefit	16	20,037	-
TOTAL OTHER COMPREHENSIVE LOSS		(1,273,035)	(554,126)
TOTAL COMPREHENSIVE LOSS		$(13,400,422)	$(19,705,323)

(1)	These are reclassified to net loss and are included in other expense in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Common Stock to be Issued		Accumulated other comprehensive	Additional Paid-In	Capital	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	income (loss)	Capital	Reserve	Deficit	equity

Balance as at December 31, 2023	1,000	1	170,711,880	17,072	12,500	50,000	(195,499)	43,457,937	899,917	(24,511,350)	19,718,078
Stock compensation	-	-	-	-	-	-	-	7,795,586	-	-	7,795,586
Common stock issued against exercise of warrants	-	-	12,500	1	(12,500)	(50,000)	-	49,999	-	-	-
Stock issued for services	-	-	149,039	14	-	-	-	171,236	-	-	171,250
Stock grants	-	-	705,865	70	-	-		5,477,442	-	-	5,477,512
Net loss	-	-	-	-	-	-	(554,126)	-	-	(19,151,197)	(19,705,323)

Balance as at December 31, 2024	1,000	1	171,579,284	17,157	-	-	(749,625)	56,952,200	899,917	(43,662,547)	13,457,103

Stock compensation	-	-	-	-	-	-	-	2,704,540	-	-	2,704,540
Common stock issued against exercise of warrants	-	-	18,575	2	-	-	-	1,666	-	-	1,668
Conversion of notes payable to equity	-	-	21,966,416	2,197	-	-	-	30,643,163	-	-	30,645,360
Stock issued for services	-	-	73,541	7	-	-	-	717,953	-	-	717,960
Stock grants	-	-	527,325	53	-	-	-	4,091,989	-	-	4,092,042
Net loss	-	-	-	-	-	-	(1,273,035)	-	-	(12,127,387)	(13,400,422)

Balance as at December 31, 2025	1,000	1	194,165,141	19,416	-	-	(2,022,660)	95,111,511	899,917	(55,789,934)	38,218,251

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:

Net loss	$(12,127,387)	$(19,151,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075,907	436,005
Operating lease expense	827,521	753,449
Interest Expense	271,633	317,234
Interest and other income, net	(625,883)	(418,426)
Property, plant and equipment written off	-	48,456
Provision for credit loss reserve, net	324,345	955,762
Deferred income tax benefit	(512,865)	-
Stock compensation expense	8,128,103	14,342,784
Provision for slow moving inventory	(110,332)	-

Changes in operating assets and liabilities:
Accounts receivable, net	(13,037,284)	(4,890,032)
Inventory, net	(8,070,786)	(7,691,518)
Deferred revenue	3,953,938	5,357,075
Prepaids and other assets	(5,101,794)	(1,411,621)
Accounts payable	2,877,810	1,410,830
Income taxes payable, net	4,214,339	-
Accrued expenses & other liabilities	161,914	1,144,037
Operating lease payment	(792,166)	(705,868)
Net cash used in operating activities	(18,542,987)	(9,503,030)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,659,058)	(661,479)
Net cash used in investing activities	(3,659,058)	(661,479)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	3,448,042	1,975,980
Proceeds from issuance of promissory notes to principal shareholder	-	3,000,000
Proceeds from issuance of convertible notes to principal shareholder	28,000,000	3,000,000
Proceeds from issuance of convertible notes to other investors	-	1,450,000
Repayment of convertible notes to principal shareholder, including interest	(4,212,637)	-
Repayment of convertible notes to other investors, including interest	(1,068,849)	-
Net cash provided by financing activities	26,166,556	9,425,980

Net change in cash	3,964,511	(738,529)
Effect of exchange rate on cash	(985,026)	274,219
Cash and cash equivalents at the beginning of the year	6,623,535	7,087,845
Cash and cash equivalents at end of the year	$9,603,020	$6,623,535

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Conversion of convertible notes into common stock, including interest	$30,645,360	-
Transfer of systems from inventory to property, plant and equipment	$2,301,271	$4,502,533
Transfer of systems from property, plant and equipment to inventory	$1,197,921	-

The accompanying notes are an integral part of these consolidated financial statements.

SS INNOVATIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Transaction was accounted for as a recapitalization in accordance with GAAP (the “Recapitalization”). Under this method, AVRA was treated as the “acquired” company (the “Accounting Acquiree”) and Cardio Ventures Inc., the accounting acquirer, was assumed to have issued stock for the net assets of AVRA, accompanied by a recapitalization. Accordingly, for the year ended December 31, 2022, CardioVentures has been considered the ultimate holding company. Prior to October 18, 2022, Cardio Ventures Pvt Ltd., Bahamas (Cardio Bahamas), was in existence and served as the ultimate holding company. On October 18, 2022, Cardio Ventures Inc. acquired controlling interest in Otto Pvt Ltd. from Cardio Bahamas, making Cardio Ventures Inc. the ultimate holding company.

In April 2025, the Company successfully completed its uplisting to the Nasdaq Stock Market LLC (“NASDAQ”), with its common stock listed for trading on NASDAQ under the ticker symbol “SSII” effective April 25, 2025.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of SS Innovations International, Inc. and all of its subsidiaries (“Company”).

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

Concentrations of Business and Credit Risk

We maintain certain cash balances in excess of limits insured by Federal Deposit Insurance Corporation for US and Deposit Insurance and Credit Guarantee Corporation for India. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any material credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold. Receivables from individual customers exceeding 10% of our total receivables as of December 31, 2025, and 2024 are disclosed separately in Note-6.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these consolidated financial statements are issued. As of December 31, 2025, the Company had a working capital surplus of $22,558,961 (December 31, 2024: $6,086,069) and an accumulated deficit of $55,789,934 (December 31, 2024: $43,662,547). For the year ended December 31, 2025, the Company incurred a net loss of $12,127,387, compared to a net loss of $19,151,197 for the year ended December 31, 2024. The net loss for the year ended December 31, 2025 was primarily attributable to non-cash expenses, including stock-based compensation of $8,128,103 and depreciation and amortization of $1,075,907. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

On March 6, 2026 (the “Closing Date”), the Company completed a private placement of its common stock which generated gross proceeds of $18,621,498, before deducting offering expenses.

In the offering, we offered and sold (shares are under issuance as on the date of Annual Report) a total of 5,774,839 shares of common stock consisting of:

●	an aggregate of 1,300,006 shares of common stock at an average price of $4.00 per share for a total of $5,197,000 to directors, details of the same are as below:

➢	498,753 shares to Dr. Sudhir Srivastava, our Chairman and Chief Executive Officer at $4.01 per share amounting to $2,000,000;

➢	501,253 shares to Dr. Frederic Moll, our Vice Chairman at $3.99 per share amounting to $2,000,000;

➢	300,000 shares to Tim Adams, a director at $3.99 per share amounting to $1,197,000; and

●	an aggregate of 4,474,833 shares of common stock at $3.00 per share and total consideration of $13,424,498, to existing and new investors, led by Manipal Global Health Services, an existing shareholder.

SSi intends to use the net proceeds from this private placement for working capital and other general corporate purposes, which include, but are not limited to advancing the Company’s our growth initiatives in India and other existing global markets and supporting preparation for entry into the United States and European Union markets.

However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months. The management of the Company is making efforts to raise further funding to scale up operations and meet its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(d)	Accounts Receivable and Allowance for Expected Credit Loss

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains allowances for credit losses for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for credit losses as of December 31, 2025, and December 31, 2024, amounted to $896,180 and $545,799 respectively.

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

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2025 and December 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in selling, general and administrative expense were foreign exchange loss resulting from such translations of approximately $113,842 and $15,228 for the years ended December 31, 2025 and 2024, respectively.

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

The relevant translation rates are as follows: for the year ended December 31, 2025, closing rate at 89.86 USD/INR, average rate at 87.72 USD/INR.

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

ASC Topic 820, Fair Value Measurements and Disclosures define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:

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

Property Plant & Equipment depreciated using the straight-line method at rates determined as per estimated useful lives of the assets. The estimated useful lives used in in calculating depreciation are as follows:

Years
Computer & peripherals	3
Furniture	5
Leasehold improvement	4-8
Office equipment	5
Plant and machinery	8
Server & networking	3-6
Vehicles	5
Pay per use systems	10
Demo system	10

(o)	Long-lived Assets

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

(r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	December 31, 2025	December 31, 2024

Net loss (a)	(12,127,387)	(19,151,197)
Basic weighted average common shares outstanding (b)	190,009,159	170,847,444
Dilutive effect of convertible note(1)	-	595,309
Dilutive effect of stock-based awards	8,690,302	9,760,921
Diluted weighted average common shares outstanding	198,699,461	181,203,673
Earnings per share attributable to SS Innovations International, Inc. stockholders:
Basic and Diluted (a)/(b)	(0.06)	(0.11)

(1)	Represents dilution effect related to the interest on convertible notes in the calculation of diluted weighted average shares outstanding for the portion of the year. Refer Note 10– Notes Payable to the consolidated financial statements for further details.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (“ASC Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. The ASU will be effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this ASU and does not expect it to have a material effect on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“ASC Topic 270”): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by U.S. GAAP and incorporates disclosure principle of material events or changes occurred since the prior year-end. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on its consolidated financial statements.

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

We adopted this ASU effective for this Annual Report on Form 10-K for the year ended December 31, 2025. (refer to Note 16, Income Tax, for further details)

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

Sales-type Leases

Lease Classification

In determining whether a transaction should be classified as a sales-type or operating lease (whether fixed-payment or usage-based), the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term; (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system; (3) whether the lease term is for the major part of the remaining economic life of the leased system; (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise; and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. However, if classifying a lease as a sales-type lease would result in a selling loss at commencement (day-one selling loss), the Company classifies such lease as an operating lease.

Derecognition and Selling Profit

At the commencement date of a qualifying sales-type lease, the Company derecognizes the underlying asset and recognizes a net investment in the lease, which includes (i) the present value of future lease payments, (ii) any guaranteed or unguaranteed residual value, and (iii) unearned interest income. The resulting selling profit or loss is measured as the difference between the net investment in the lease and the carrying amount of the derecognized asset.

Variable lease payments

Variable lease payments under the arrangement do not depend on an index or a rate but are instead based on the customer’s actual usage of the leased equipment or related surgical activity. Because such payments are usage-based, they are excluded from the initial measurement of the lease. SSII recognizes these variable amounts as revenue in the period in which the underlying surgical procedures occur, consistent with the terms of the pay-per-use arrangement.

Interest Income Recognition

Interest income on sales-type leases is recognized using the rate implicit in the lease so as to produce a constant periodic rate of return on the net investment.

Credit Losses

The Company applies the current expected credit loss (“CECL”) model to its net investment in sales-type leases. Expected credit losses are estimated based on historical loss experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is reassessed each reporting period and included as a contra-asset to the net investment in sales-type leases.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the years ended December 31, 2025, and 2024.

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

During the year ended December 31, 2025, and 2024, the Company’s revenues from within India accounted for 87% and 92% respectively of total revenue, while revenue from the Company’s markets outside India accounted for 13% and 8%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

The Company’s long-lived assets consist primarily of property, plant and equipment. As of December 31, 2025, and 2024, 95% of long-lived assets were in India and 5% were outside India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Gross Amount
Computer & peripheral	485,125	290,724
Furniture	335,664	175,538
Leasehold improvement	738,955	254,468
Office equipment	405,993	156,579
Pay Per Use Systems	5,368,388	3,374,228
Plant and machinery	592,426	377,121
Server & networking	40,380	34,926
Vehicles	680,211	191,961
Demo system	1,999,327	1,128,305
Capital work in progress	-	47,592
Accumulated depreciation	(1,545,923)	(645,487)
Total	9,100,546	5,385,955

Depreciation expenses for the year ended December 31, 2025, and December 31, 2024, amounted to $1,075,907 and $436,005 respectively.

The Company deployed eight systems for demonstration purposes. As of December 31, 2025, four systems were located at the Company’s premises, and four systems were installed at a partner’s facility. These systems remain under the Company’s ownership and control and are therefore capitalized as property, plant, and equipment in accordance with ASC 360.

NOTE 5 – NET INVESTMENT IN SALE-TYPE LEASE

Measurement of net investment

The components of the Company’s investments in sales-type leases, net as of December 31, 2025 was as follows:

	As of December 31, 2025	As of December 31, 2024
Gross lease receivables	2,122,950	-
Unearned income	(502,775)	-
Subtotal	1,620,175	-
Allowance for credit loss	-	-
Net investment in sales-type leases	1,620,175	-

The net investment in sales-type leases was classified in the consolidated balance sheets as follows:

	As of December 31, 2025	As of December 31, 2024
Other Current Assets	209,586	-
Long-term investment in sales-type leases, net	1,410,589	-
Net investment in sales-type leases	1,620,175	-

Interest income recognition

Interest income under sales-type leases during period ended December 31, 2025 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Interest income	14,697	-

Maturity analysis of lease receivables

The following table presents the undiscounted cash flows related to gross lease receivables as of December 31, 2025

	As of December 31, 2025	As of December 31, 2024
2026	311,245	-
2027	339,235	-
2028	345,992	-
2029	356,127	-
2030	206,571	-
2031 and thereafter	530,534	-
Total	2,089,704	-

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

	As of December 31, 2025	As of December 31, 2024

Accounts receivable, net	12,398,542	4,466,047
Accounts receivable, net (non-current)	8,566,654	3,299,032
	20,965,196	7,765,079

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that $8,566,654 (December 31, 2024: $3,299,032) may not be due and collectible in next one year and thus the Company classified these receivables as non-current.

Activity in the allowance for the credit losses for the year ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Balance at the beginning	545,799	-
Additions charged to expense	385,559	553,530
Foreign currency translation adjustment	(35,178)	(7,731)
Balance at the end	896,180	545,799

Details of customers which accounted for 10% or more of total revenues or 10% or more of total accounts receivables during the years ended December 31, 2025 and 2024:

	Percentage of revenue for year ended December 31,		Percentage of accounts receivables as of December 31,
	2025	2024	2025	2024
Customer A	^	3%	-	13%

^	represents less than 1%.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following:

		As of December 31, 2025	As of December 31, 2024

Cash and cash equivalents		3,206,406	466,500

Fixed Deposit	Lien Against Overdraft Facility	5,922,160	5,768,396
	Lien Against Letter of Credit	-	24,757
	Lien Against Bank Guarantee	43	45,355
	Lien Against Credit Card Facility	15,447	-
Restricted cash (Current)		5,937,650	5,838,508

Fixed Deposit	Lien Against Bank Guarantee	458,964	302,307
	Lien Against Credit Card Facility	-	16,220
Restricted cash (Non-current)		458,964	318,527

Total Cash, cash equivalents and restricted cash		9,603,020	6,623,535

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

NOTE 8 – PREPAID, CURRENT AND NON- CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following:

	As of December 31, 2025	As of December 31, 2024

Balances from statutory authorities	5,622,738	2,691,800
Prepaid expense- stock compensation current	1,157,911	1,074,991
Net investment in sale-type leases- current	209,586	-
Security deposits	338,493	157,574
Other prepaid- current assets	2,865,331	2,513,973
Prepaid and other current assets	10,194,059	6,438,338

Prepaid expense- stock compensation non current	2,255,358	3,052,445
Net investment in sale-type leases- non current	1,410,589	-
Security deposits	248,027	145,198
Other prepaid- non current assets	97,673	143,885
Prepaid and other non current assets	4,011,647	3,341,528

Total prepaid, current and non current assets	14,205,706	9,779,866

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses).

Refer Note-20 for Related Party Balances.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued current and non-current expenses consisted of the following:

	As of December 31, 2025	As of December 31, 2024

Accounts payable	5,127,193	2,312,382

Payable to statutory authorities	91,393	55,699
Client liabilities	104,696	574,603
Salary payable	21,548	91,825
Other accrued liabilities	5,608,065	1,162,687
Total accrued liabilities	5,825,702	1,884,814

Provision for gratuity- non current	188,622	74,817
Client liabilities	100,142	-
Total accrued liabilities- Non Current	288,764	74,817

Total accounts payable, accrued current and non current liabilities	11,241,659	4,272,013

Accounts payable at $5,127,193 as of December 31, 2025 (December 31, 2024: $2,312,382), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $5,608,065 as of December 31, 2025 (December 31, 2024: $1,162,687), mainly include accrued expenses of $1,072,596 and income tax provision of $4,214,339.

Refer Note-20 for Related Party Balances.

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

Refer Note-20 for Related Party Balances.

NOTE 11 – BANK OVERDRAFT

Bank Overdraft consisted of:

	As of December 31, 2025	As of December 31, 2024

HDFC Bank Ltd overdraft (OD1)	4,829,115	4,486,181
HDFC Bank Ltd overdraft (OD2)	493,355	3,508,725
HDFC Bank Ltd overdraft (OD3)	6,120,478	-
Bank overdraft	11,442,948	7,994,906

The HDFC Bank overdraft facility (OD1), amounting to $4,829,115, is availed against a lien on fixed deposits totaling $5,231,625 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $690,535 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided both by Dr. Sudhir Prem Srivastava and Dr. Vishwajyoti P Srivastava. As of December 31, 2025, and December 31, 2024, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

In October 2025, the Company converted its overdraft facility into a short-term working capital demand loan (“WCDL”) repayable on demand for a period of six months. The WCDL is secured against the lien on fixed deposits of $690,535 in favor of HDFC Bank.

The cash credit facility is sanctioned at an interest rate of 8.90% (linked with 1-month Repo rate + 3.4%) per annum on the working capital overdraft limit, with interest payable monthly on the first day of the subsequent month. Overdraft facility and WCDL availed against fixed deposits is sanctioned with an interest rate of 1.25% over and above prevailing rate of interest on fixed deposits, payable at monthly intervals on the first day of the following month.

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenue attributable to the warranty is recognized over the period to which it relates. During the year ended December 31, 2025, Company sold 73 surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contracts are deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $497,549 and $335,222 as interest income on account of deferred financing component during the years ended December 31, 2025, and 2024 respectively.

	As of December 31, 2025	As of December 31, 2024

Deferred revenue- beginning of period	6,452,555	1,095,480
Additions	6,472,933	5,685,704
Net changes in liability for pre-existing contracts	12,925,488	6,781,184
Revenue recognized for system sales	407,118	-
Revenue recognized for instrument sales	1,233,482	151,111
Revenue recognized for warranty sales	878,395	177,518
Deferred revenue- end of period	10,406,493	6,452,555
Deferred revenue expected to be recognized in:
One year or less	3,266,686	1,278,602
More than one year	7,139,807	5,173,953
	10,406,493	6,452,555

The following table disaggregates our revenue by major source:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

System sales	38,353,048	19,457,767
Instruments sale	3,183,757	942,548
Warranty sale	877,033	177,518
Lease income	70,909	71,695
Total revenue	42,484,747	20,649,528

Revenues for each of the two years in the period ended December 31, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

India	36,790,658	19,083,703
Philippines	2,247,832	-
Indonesia	1,015,221	595,903
South America	1,007,103	468,203
Iraq	766,256	-
Cyprus	522,329	-
Oman	85,382	-
UAE	31,256	-
Nepal	18,710	501,719
	42,484,747	20,649,528

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

As of December 31, 2025, there were 194,165,141 (December 31, 2024: 171,579,284) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preferred stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Shares.”

As of December 31, 2025, there were 1,000 (December 31, 2024: 1,000) issued and outstanding preferred stock.

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

On October 1, 2025, the Company issued 28,739 shares of common stock to four advisors in exchange for advisory services to be rendered. The shares were issued pursuant to advisory arrangements, and the value of the services was determined based on the fair market value of the Company’s common stock on the date of issuance.

On October 22, 2025, the Company issued 16,000 shares of common stock to one individual in exchange for advisory services to be rendered. The total value of such services is $174,200. The value of services is calculated at the fair market value of the Company’s common stock on the date of the advisory services agreement.

On November 27, 2025, the Company issued 527,325 shares of common stock to employees pursuant to stock grant awards under the Company’s equity incentive plan. The stock grants were issued in recognition of employee services, and the related compensation expense was recognized in accordance with applicable accounting guidance.

On December 12, 2025, the Company issued 667 shares of common stock to one individual upon the exercise of warrants previously issued by the Company. The warrants were exercised at $2.50 per share in accordance with their terms resulting in net proceeds of $2,500 in the Company.

Holders of common stock are entitled to one vote for each share of common stock held.

NOTE 14 – INVENTORY

Inventory consisted of the following:

	As of December 31, 2025	As of December 31, 2024

Raw materials (includes goods in transit $502,392 (December 31, 2024: $969,959)	7,027,016	4,461,898
Work-in-progress	1,426,933	1,436,250
Finished goods	8,717,761	4,308,750
Less: Inventory valuation allowance	(107,708)	-
	17,064,002	10,206,898

Changes in the inventory valuation allowance were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Balance at the beginning	-	-
Additions charged to expense	110,332	-
Foreign currency translation adjustment	(2,624)	-
Balance at the end	107,708	-

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities:

Operating leases	As of December 31, 2025	As of December 31, 2024
Assets
Right of use operating lease assets	2,754,020	2,623,880

Liabilities
Current portion of operating lease liabilities	579,169	409,518
Non Current portion of operating lease liabilities	2,337,697	2,349,118
Total lease liabilities	2,916,866	2,758,636

Operating leases	As of December 31, 2025	As of December 31, 2024
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	4.19	5.19
Ilabs Info Technology 1st Floor	4.58	5.58
Ilabs Info Technology Ground Floor	6.42	7.42
Ilabs Info Technology Basement-3	4.19	-
Village Chhatarpur-1849-1852-Farm	1.75	0.58

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Ilabs Info Technology Basement-3	12.00%	-
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	792,166	705,868

Maturities of lease liabilities as of December 31, 2025 were as follows:

Fiscal year	Operating Leases Amount (in $)
2026	883,697
2027	845,685
2028	682,082
2029	710,106
2030	358,554
2031 and thereafter	331,032
Total lease payment	3,811,156
Less: Imputed Interest	894,290
Present value of lease liabilities	2,916,866

NOTE 16 – INCOME TAX

The Company recorded an income tax expense of $3,966,440 for the year ended December 31, 2025. The consolidated effective tax rate for the year ended December 31, 2025, is (54.89%), compared to nil in the previous year.

The components of income/(loss) before income taxes consist of the following:

	For the year ended
Particulars	December 31, 2025	December 31, 2024
Domestic
USA	(14,730,544)	(17,924,310)
Foreign
India	6,572,634	(464,332)
Bahamas	(3,037)	(762,555)
Total	(8,160,947)	(19,151,197)

Income tax expense/(benefit) consists of the following:

	For the year ended
Particulars	December 31, 2025	December 31, 2024
Current Provision:
Domestic
Federal	20,000	-
State	-	-
Foreign
India	4,459,265	-

Deferred Provision/(Benefit):
Domestic	-	-
Federal	-	-
State	-	-
Foreign
India	(512,825)	-

Income tax expense/(benefit)	3,966,440	-

Deferred income taxes recognized in OCI are as follows:

	For the year ended
Particulars	December 31, 2025	December 31, 2024

Deferred taxes benefit / (expense) recognized on:
Domestic
Federal	-	-
State	-	-
Foreign
India
Retirement benefits	(20,037)	-
Total	(20,037)	-

The Company has federal net operating losses of $ 39,558,085 as of December 31, 2025, and $ 32,955,404 as of December 31, 2024 and there are no state net operating losses as on December 31, 2025, and 2024.

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025, in accordance with the guidance in ASU No. 2023-09.

	For the year ended
Particulars	December 31, 2025	Percent
Accounting loss before income tax	(8,160,947)

US Federal Statutory Tax Rate	(1,713,799)	21.00%
US State and Local Statutory Tax Rate^	(448,852)	5.50%
Statutory Tax Rate Difference between India and US	172,203	(2.11)%
US GAAP accounting difference over Indian jurisdiction profit*	1,928,422	(23.63)%
Non-deductible expenses	434,062	(5.32)%
Excess tax expense/(benefit) on depreciation	(92,020)	1.13%
Excess tax expense/(benefit) on carry forward loss	(230,489)	2.82%
Excess tax expense/(benefit) on account of late payment	505,278	(6.19)%
Others	802	(0.01)%
Effect of Cross-Border Tax Laws
Tax Credits
Non-taxable or Non-Deductible Items
Section 162(m)	-	-
Changes in valuation allowance	3,903,658	(47.83)%
Other adjustment	20,000	(0.25)%
Income tax expense/(benefit)	4,479,265	(54.89)%

*

The domicile of the Parent Company is in Florida, USA, where the applicable corporate income tax rate is 21%. The Company’s major tax jurisdiction is in India, where tax rates of 29.12% have been applied to the profit, as per local GAAP applicable in India for the expected tax expense which resulting in incremental tax expenses of $1,928,422.

 ^ During the year ended December 31, 2025, state taxes in Florida comprise 100% of the tax effect in this category.

The reconciliation of the U.S. statutory rate of 21% to the Company’s effective tax rate for the years ended December 31, 2024 in accordance with the ASC 740 Income taxes prior to the adoption of ASU No. 2023-09 is summarized as follows:

For the year ended
Particulars	December 31, 2024
Accounting Profit/(Loss) before income tax	(19,151,197)
Income tax expense (benefit) at federal statutory rate at 21%	(4,021,751)
Foreign tax rate differential	(798,222)
Non-deductible expenses	245,753
Excess tax expense/(benefit) on depreciation	(66,770)
Excess tax expense/(benefit) on security deposit	285
Impact of unrecognized deferred tax asset on the loss of the year	4,640,705
Income tax expense/(benefit)	-

The components of the deferred tax assets/liabilities balances are as follows:

	For the year ended
Particulars	December 31, 2025	December 31, 2024
Deferred tax assets:

Net operating loss carry forwards	10,716,055	5,954,360
Stock Compensation Expenses	1,814,301	2,735,374
Lease payments	32,614	28,299
Credit loss reserve	350,862	198,703
End of Service Benefits	74,807	-
Payment to Vendor	219,212	-
Provisions	43,094	-
Others	339,647	320,815
Deferred tax assets	13,590,592	9,237,551
Valuation allowance	(12,870,003)	(9,150,495)
Deferred tax assets	720,589	87,056

Deferred tax liabilities:
Depreciation and amortization	(186,862)	(74,285)
Others	-	(12,771)
Deferred tax liabilities	(186,862)	(87,056)
Net deferred tax assets/(liability)	533,727	-

As of December 31, 2025, and 2024, the Company recorded a valuation allowance of $12,870,003 and $9,150,495, respectively, against deferred tax assets arising from net operating losses and temporary differences in its U.S. operations, due to a history of operating losses and limited visibility into future taxable income.

Management has considered available positive and negative evidence, including forecasted taxable income, reversal of temporary differences, and tax planning strategies. Based on this assessment, deferred tax assets related to the Indian operations are considered realizable, and no valuation allowance has been recorded for those jurisdictions.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

	For the year ended
Particulars	December 31, 2025	December 31, 2024
Valuation Allowance at the beginning	9,150,495	5,123,862
Additions	3,903,658	4,026,633
Reversals	(184,150)	-
Valuation Allowance at the end	12,870,003	9,150,495

During the current year ended December 31, 2025, the Company identified that certain information returns (Form 5471 – Information Return of U.S. Persons With Respect to Certain Foreign Corporations) relating to its investment in an Indian subsidiary had not been filed for prior years. The Company will complete and submit all required delinquent Forms 5471 before any notice from IRS along with detailed reasonable-cause statements requesting abatement of any related penalties.

Management has evaluated this matter under ASC 740 and concluded that it is not more-likely-than-not that penalties will ultimately be imposed. However, in light of the Company’s overall compliance history, the proactive remedial filings, and the strength of its reasonable position, the management will seek abatement of penalties. Accordingly, liability to the extent of $20,000 has been recorded in the accompanying financial statements. It is reasonably possible that outcome will change but any impact (probable cash outflow) is not expected to be material. The Company will continue to monitor developments in this matter.

A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented was as follows:

Particulars	For the year ended December 31, 2025	For the year ended December 31, 2024
Unrecognized tax benefits at the beginning	-	-
Increase / (decrease) in balances related to tax positions taken in prior years	-	-
Increase / (decrease) in balances related to tax positions taken in current year	-	-
Decrease due to settlement with tax authorities	-	-
Lapses in statutes of limitations	-	-
Unrecognized tax benefits at the end	-	-

The Company’s policy is to recognize interest and penalties related to uncertain income tax matters within income tax expense in the consolidated statements of operations. As of December 31, 2025, the Company had accrued $525,278 (December 31, 2024: Nil) related to income-tax-related penalties. This amount is reflected in the consolidated balance sheet and in interest and penalties within income tax expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 (2024: Nil).

Income tax paid (net of refunds received) including tax deducted at source consisted of the following :

Particulars	For the year ended December 31, 2025	For the year ended December 31, 2024
United States	-	-
India	207,974	-
Total	207,974	-

The Company’s Indian subsidiary is subject to regular tax assessments under the Income Tax Act, 1961. The most recent assessment year under review is AY 2025–26. No material adjustments have been proposed to date. The U.S. entity has not been selected for IRS examination for any of the open tax years.

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

The benefit obligation has been measured as of December 31, 2025, and December 31, 2024. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	As of December 31, 2025	As of December 31, 2024
Change in projected benefit obligation
Projected benefit obligation as on beginning	80,833	34,005
Service cost	59,280	30,692
Amortization of prior service cost^^	1,433	-
Interest cost	5,627	2,373
Benefits paid	-	-
Actuarial loss ^	29,553	14,226
Prior service cost^^	37,823	-
Effect of exchange rate changes	(5,978)	(463)
Projected benefit obligation at end	208,571	80,833
Unfunded status in the end	208,571	80,833
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	188,622	74,817
Current liability (included under accrued employee costs)	19,949	6,016
Total accrued liability	208,571	80,833
Accumulated benefit obligation at end	101,031	42,792

(^)	During the years ended December 31, 2025, and 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

(^^)	Effective November 21, 2025, the Government of India notified four Labour Codes aimed at strengthening social security, promoting social equity, and improving ease of doing business. These legislative changes have resulted in an increase in the projected benefit obligation, which has been recognized as prior service cost and recorded in Consolidated Statement of Other Comprehensive Income (OCI) and its amortization is recognized in Consolidated Statement of Operations.

Components of net periodic benefit costs recognized in Consolidated Statements of operations and comprehensive loss and actuarial loss reclassified from OCI, were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Service cost	59,280	30,692
Amortization of prior service cost	1,433	-
Interest cost	5,627	2,373
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	66,340	33,065

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Net actuarial loss	29,553	14,226
Net prior service cost	37,823	-
Amount recognized in AOCI, excluding tax effects	67,376	14,226

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	As of December 31, 2025	As of December 31, 2024

Discount rate	7.39%	7.22%
Rate of increase in compensation levels	15.50%	12.50%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of December 31, 2025

2025	19,327
2026	34,183
2027	37,249
2028	32,690
2029	28,119
2030-2034	156,962

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Financial Assets
Account receivables, net (1)	8,566,654	3,299,032	8,566,654	3,299,032
Net investment in sale-type lease-non current (2)	1,410,589	-	1,410,589	-
Other non-current financial assets (3)	248,027	214,252	248,027	214,252
Total	10,225,270	3,513,284	10,225,270	3,513,284
Financial Liabilities
Lease liabilities (4)	2,337,697	2,349,118	2,337,697	2,349,118
Total	2,337,697	2,349,118	2,337,697	2,349,118

(1)	Account receivable net of allowance represents the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Lease receivables arising from sales-type leases are measured which is based on a discounted cash flow methodology that incorporates significant unobservable inputs, including assumptions related to discount rate, expected timing of cash flows etc. (Refer Note 5).

(3)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(4)	The Company has long term lease liabilities in relation to office properties which are carried at cost using the discount rate (Refer Note 15).

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

Stock Options

Stock options activity for the year ended December 31, 2025, was as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,536,776	$3.41
Granted	-	-
Vested	845,592	$3.41
Forfeited	-	-
Unvested balance as of December 31, 2025	1,691,184	$3.41

	Number of shares options	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2025	5,886,997	$2.26

Stock options activity for the year ended December 31, 2024, was as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2023	3,382,368	$3.41
Granted	3,350,221	$1.39
Vested	4,195,813	$1.79
Forfeited	-	-
Unvested balance as of December 31, 2024	2,536,776	$3.41

	Number of shares options	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2024	5,041,405	$2.06

The aggregate fair value of the stock options vested was $2,883,268 and $7,540,276 during the year December 31, 2025, and 2024 respectively. The options vested during the year were not exercised at the end of the year December 31, 2025. Further there were no stock options issued during the year December 31, 2025.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the year ended December 31, 2025, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2024	2,117,598	$7.76
Granted	-	-
Vested	527,325	$7.76
Forfeited	535,635	$7.76
Unvested balance as of December 31, 2025	1,054,638	$7.76

	Number of Shares RSAs	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2025	-	-

Restricted Stock Awards activity for the year ended December 31, 2024, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2023	2,874,223	$7.76
Granted	-	-
Vested	705,865	$7.76
Forfeited	50,760	$7.76
Unvested balance as of December 31, 2024	2,117,598	$7.76

	Number of Shares RSAs	Weighted average grant date fair value per share
Exercisable balance as of December 31, 2024	-	-

During the year ended December 31, 2025, 527,325 RSU were exercised and issued to employees of total common stock of $4,092,042.

Advisory shares:

Common stock issued to consultants as advisory shares during the year as follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the year	Shares vested during the period	Unvested shares at the end of the period
31-Oct-23	8.99	39,147	-	4,606	34,541
31-Oct-23	8.99	5,270	-	620	4,650
31-Oct-23	8.99	4,193	-	493	3,700
31-Oct-23	8.99	16,533	-	1,945	14,588
30-Apr-25	10.89	-	20,000	20,000	-
16-May-25	9.84	-	20,000	20,000	-
15-May-25	9.15	-	1,639	1,639	-
		65,143	41,639	49,303	57,479

During the year ending December 31, 2025, 70,378 advisory shares were issued to advisors of total common stock of $687,960.

The aggregate vesting date fair value of Advisory shares vested was $498,496 and $418,694 during the year ended December 31, 2025 and December 31, 2024 respectively.

Stock compensation expenses

During the year ended December 31, 2025, the Company has recorded share compensation expense of $8,128,103 in relation to stock options, RSU and Advisory shares as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Stock options	2,883,468	7,546,149
Restricted stock units (RSU)	3,962,950	5,479,441
Advisory shares	1,281,685	1,317,194
Total stock compensation expenses	8,128,103	14,342,784

Stock option model & assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted till December 31, 2025 are as follows:

	Year ended December 31, 2025
Grant date	Stock Options February 13, 2024	Stock Options November 27, 2023	Restricted stock awards November 27, 2023

Fair value on grant date	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%
Expected volatility	24.96%	18.50%	18.50%
Exercise prices	$5.00	$5.00	0.0001
Share price on the grant date	$5.50	$7.76	$7.76
Expected term of vesting	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Consolidated Statements of operations and comprehensive loss during the years ended December 31, 2025, and 2024, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of December 31, 2025, there was $5,766,937, $8,184,023 (December 31, 2024: $8,650,405, $16,432,560) of total unrecognized compensation expense related to unvested stock options and restricted stock units respectively, to acquire common stock under the 2016 Inventive Stock plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.91 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions and balances outstanding with the related parties for the year ended December 31, 2025 and 2024 are as follows:

Particulars	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Transactions during the year:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	67	345
SS International Centre for Robotics Surgery Pvt Ltd	16,858	948
Sudhir Srivastava Medical Innovations Pvt Ltd	91	491
Telegnosis Pvt Ltd	588	345

Expense incurred on behalf of Company
Sudhir Prem Srivastava	186,622	(239,223)
Barry F. Cohen	5,753	-
Dr. Frederic H Moll	11,499	-
Dr. S.P. Somashekhar	5,543	-
Mr. Tim Adams	2,819	-

2016 Stock Incentive Plans Expenses/(Reversal)
Anup Sethi#	(122,247)	1,315,032
Barry F. Cohen	576,694	577,868
Dr. S.P. Somashekhar	212,394	210,260
Sudhir Prem Srivastava	1,730,081	6,390,413
Vishwajyoti P. Srivastava, M.D	576,694	577,868

Consultancy charges, Sitting fees and other perquisites
Anup Sethi#	66,598	178,251
Barry F. Cohen	180,000	180,000
Sudhir Prem Srivastava	899,538	889,567
Vishwajyoti P. Srivastava, M.D	321,001	212,164
Arvind Palaniappan#	16,102	-
Naveen Kumar Amar#	44,347	-
Dr. Frederic H Moll	4,500	-
Dr. S.P. Somashekhar	6,000	-
Mr. Tim Adams	6,000	-
Mylswamy Annadurai	6,000	-

Proceeds from notes issued
Sushruta Private Limited	28,000,000	6,000,000

Interest accrued on notes
Sushruta Private Limited	182,400	194,785

Conversion of notes into common stock
Sushruta Private Limited	30,164,548	-

Balances outstanding as on year end:

	As of December 31, 2025	As of December 31, 2024
Accrued expenses & other current liabilities:
Balance receivable / (payable)
Barry F. Cohen	(496,253)	(310,500)
Sushruta Private Limited	-	194,785
Vishwajyoti P. Srivastava, M.D	-	(75,006)

Prepaids and other current assets:
Srivastava Robotic Surgery Pvt Ltd	394	345
SS International Centre for Robotics Surgery Pvt Ltd	17,360	948
Cardio Bahamas^	(76,741)	(76,741)
SSI PTE Singapore^	(424,586)	(424,586)
Sudhir Prem Srivastava, M.D.^	2,378,493	1,644,825
Sudhir Srivastava Medical Innovations Pvt Ltd	556	491
Telegnosis Private Limited	1,257	727
Sushruta Private Limited	5,000	5,000
Vishwajyoti P. Srivastava, M.D	10,178	-

Notes payable:
Sushruta Private Limited	-	(6,000,000)

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

#	During the current year, Mr. Anup Sethi resigned from the position of Chief Financial Officer with effect from April 30, 2025 and in his place, Mr. Arvind Palaniappan was appointed as the Interim Chief Financial Officer. Further Mr. Arvind Palaniappan resigned as Interim Chief Financial Officer effective July 23, 2025, meanwhile his responsibilities were assumed by Dr. Vishwajyoti P. Srivastava- Chief Operating Officer- Asia Pacific. On September 24 ,2025, the Company appointed Mr. Naveen Kumar Amar as Chief Financial Officer who also resigned subsequently on January 02, 2026 and Mr. Milan Rao has joined as Global Chief Operating Officer and as the Company’s new Chief Financial Officer effective January 16, 2026.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company, through its Indian subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $24,093 plus applicable taxes. This lease expires in March 2030. Effective June 1, 2023, our Indian subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $15,934 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024, our SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,905 plus taxes and expires on July 31, 2030. In May 2025, the Company signed another lease agreement for occupying an additional space for warehouse purposes in Gurugram which provides for monthly payment of $3,420 plus taxes and expires in March 2030. SSI-India leased a residential property to provide residential accommodation. This lease provides for a monthly payment of $21,659 plus taxes.

Contingencies

The Company’s Indian Subsidiary namely “Sudhir Srivastava Innovations Private Limited” has received the draft assessment order dated November 29, 2023 under section 144C(1) related to proposed transfer pricing adjustment of $ 544,537 to the returned income for the assessment year 2021-22, primarily on account of Rejection of the segmental margins computed by the Company and adoption of entity-level margins; and Modification of the filters applied by the Company in the selection of comparable companies.

Further, the Company had filed its objections before the Dispute Resolution Panel (DRP). The DRP, vide its directions dated August 28, 2024, granted partial relief of $17,144 on account of rectification in the operating margins of the comparable companies. Accordingly, the Transfer Pricing adjustment was reduced to $527,393. Subsequently, the Company has filed an appeal before the Income Tax Appellate Tribunal (ITAT) on the remaining disputed issues and the said case is pending for hearing before the ITAT. The Management believes that its position will more likely than not be sustained upon final examination by the tax authorities and accordingly has not accrued any liabilities with respect to this matter in its consolidated financial statements.

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

NOTE 22 – SUBSEQUENT EVENTS

1.	On January 2, 2026, Mr. Naveen Kumar Amar has resigned from his position of Company’s Chief Financial Officer.

2.	On January 16, 2026, the Company appointed Milan Rao as Chief Operating Officer and as the Company’s Chief Financial Officer.

3.	On March 6, 2026 (the “Closing Date”), the Company completed a private placement of its common stock which generated gross proceeds of $18,621,498, before deducting offering expenses.

In the offering, we offered and sold (shares are under issuance as on the date of Annual Report) a total of 5,774,839 shares of common stock consisting of:

●	an aggregate of 1,300,006 shares of common stock at an average price of $4.00 per share for a total of $5,197,000 to directors, details of the same are as below:

➢	498,753 shares to Dr. Sudhir Srivastava, our Chairman and Chief Executive Officer at $4.01 per share amounting to $2,000,000;

➢	501,253 shares to Dr. Frederic Moll, our Vice Chairman at $3.99 per share amounting to $2,000,000;

➢	300,000 shares to Tim Adams, a director at $3.99 per share amounting to $1,197,000; and

●	an aggregate of 4,474,833 shares of common stock at $3.00 per share and total consideration of $13,424,498, to existing and new investors, led by Manipal Global Health Services, an existing shareholder.

SSi intends to use the net proceeds from this private placement for working capital and other general corporate purposes, which include, but are not limited to advancing the Company’s our growth initiatives in India and other existing global markets and supporting preparation for entry into the United States and European Union markets.