Form 10-K/A
period 2025-12-31
SS Innovations International, Inc.
filed 2026-03-31
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of March 9, 2026, was 200,231,535 shares.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of SS Innovations International, Inc. (“SSi”, “the Company”, “we”, “our” or “us”) for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026 (the “Form 10-K”), is being filed for the purposes of amending Item 15(b) of Part IV of the Form 10-K to include Exhibit 97.1, which was inadvertently omitted in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Form 10-K was filed.

i

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits.

Exhibit Number	Description
3.1(i)	Amended and Restated Articles of Incorporation(1)
3.1(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	By-Laws(1)
10.1	2016 Incentive Stock Plan(1)+
10.2	Employment Agreement with Dr. Sudhir Srivastava(3)+
10.3	Employment Agreement with Dr. Vishwajyoti P. Srivastava(3)+
10.4	Employment Agreement with Barry F. Cohen(3)+
10.5	Services Agreement with Milan Rao (4)+
10.6	Form of Director Appointment Agreement(1)+
Form of Indemnification Agreement(1)+
10.7	Form of Indemnification Agreement(1)+
10.8	Offer Letter and Sanction Letter with HDFC Bank(3)
14.1	Code of Ethical Conduct(1)
14.2	Insider Trading Policy(5)
21.1	List of Subsidiaries(5)
23.1	Consent of BDO India Services Private Limited§
31.1	Section 302 Certification by Chief Executive Officer§
31.2	Section 302 Certification by Chief Financial Officer§
31.3	Section 302 Certification by Chief Executive Officer(6)
31.4	Section 302 Certification by Chief Financial Officer(6)
32.1	Section 906 Certification by Chief Executive Officer§
32.2	Section 906 Certification by Chief Financial Officer§
97.1	Clawback Policy(6)
99.1	Audit Committee Charter(5)
99.2	Compensation Committee Charter(5)
99.3	Nominating and Corporate Governance Committee Charter(5)
101.INS	Inline XBRL Instance Document.§
101.SCH	Inline XBRL Taxonomy Extension Schema Document.§
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.§
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.§
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.§
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).§

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-216054) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2023, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-293114) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 8, 2026, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 15, 2025, and incorporated herein by reference.

(6)	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement.

§	Previously filed or furnished with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS INNOVATIONS INTERNATIONAL, INC.

Dated: March 31, 2026	By:	/s/ Sudhir Prem Srivastava
Sudhir Prem Srivastava, M.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2026	By:	/s/ Milan Rao
Milan Rao
Global Chief Operating Officer
And Chief Financial Officer

2