Form 10-Q
period 2026-03-31
SS Innovations International, Inc.
filed 2026-05-13
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 200,131,535 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of May 12, 2026.

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) the terms “SSi,” “the Company,” “we,” “us,” and “our” refer to SS Innovations International, Inc., and where appropriate, our subsidiaries.

Forward Looking Statements

This Quarterly Report contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions to identify such forward-looking statements. These statements relate to future events or SSi’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ equity for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	42

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors.	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Mine Safety Disclosures.	44

Item 5.	Other Information.	44

Item 6.	Exhibits	44

SIGNATURES		45

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Notes	March 31, 2026	December 31, 2025
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	7	$15,979,714	$3,206,406
Restricted cash	7	7,631,336	5,937,650
Accounts receivable, net	6	14,054,376	12,398,542
Inventory	14	17,066,091	17,064,002
Prepaids and other current assets	8	11,530,000	10,166,823
Total Current Assets		66,261,517	48,773,423

Property, plant, and equipment, net	4	8,831,423	9,100,546
Right of use asset, net	15	2,499,490	2,754,020
Deferred tax assets, net	16	805,750	533,727
Accounts receivable, net-non current	6	7,265,911	8,566,654
Restricted cash- non current	7	394,630	458,964
Prepaids and other non current assets	8	4,488,168	4,038,883
Total Assets		$90,546,889	$74,226,217

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Bank overdraft facility	11	$11,156,147	$11,442,948
Current portion of operating lease liabilities	15	576,237	579,169
Accounts payable	9	4,403,170	5,127,193
Deferred revenue	12	3,582,631	3,266,686
Accrued expenses & other current liabilities	9	6,326,818	5,825,702
Total Current Liabilities		26,045,003	26,241,698

Operating lease liabilities, less current portion	15	2,086,534	2,337,697
Deferred Revenue- non current	12	7,501,283	7,139,807
Other non current liabilities	9	390,656	288,764
Total Liabilities		$36,023,476	$36,007,966
Commitments and contingencies
Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of March 31, 2026, and December 31, 2025	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 200,131,535 shares and 194,165,141 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	13	20,013	19,416
Accumulated other comprehensive income (loss)	13	(3,573,137)	(2,022,660)
Additional paid in capital	13	116,549,124	95,111,511
Capital reserve		899,917	899,917
Accumulated deficit		(59,372,505)	(55,789,934)
Total stockholders’ equity		54,523,413	38,218,251
Total liabilities and stockholders’ equity		$90,546,889	$74,226,217

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three months ended
	Notes	March 31, 2026	March 31, 2025

REVENUES
System sales	12	9,575,370	4,502,482
Instruments sale	12	1,151,228	477,208
Warranty sale	12	357,686	122,504
Lease income	12	17,082	18,416
Total revenue		$11,101,366	$5,120,610
Cost of revenue		(5,774,145)	(4,033,402)

GROSS PROFIT		5,327,221	1,087,208

OPERATING EXPENSES:
Research & development expense		995,440	1,010,095
Stock compensation expense	19	3,144,315	2,379,212
Depreciation and amortization expense	4	323,747	208,882
Selling, general and administrative expense		4,502,476	3,410,872
TOTAL OPERATING EXPENSES		8,965,978	7,009,061

Loss from operations		(3,638,757)	(5,921,853)

OTHER INCOME (EXPENSE):
Interest Expense		(284,051)	(379,905)
Interest and other income, net		491,589	620,405
TOTAL INCOME, NET		207,538	240,500

LOSS BEFORE INCOME TAXES		(3,431,219)	(5,681,353)
Income tax expense	16	151,352	-
NET LOSS		$(3,582,571)	$(5,681,353)

Net loss per share - basic and diluted	2(r)	$(0.02)	$(0.03)
Weighted average- basic shares	2(r)	196,007,956	178,836,342
Weighted average- diluted shares	2(r)	205,309,556	188,599,859

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(3,582,571)	$(5,681,353)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss		(1,557,111)	6,876
Retirement Benefit	17	4,781	15,838
RECLASSIFICATION ADJUSTMENTS:
Retirement Benefit (1)		3,056	-
Income tax effects relating to retirement benefit	16	(1,203)	-
TOTAL OTHER COMPREHENSIVE LOSS		(1,550,477)	22,714
TOTAL COMPREHENSIVE LOSS		$(5,133,048)	$(5,658,639)

(1)	These are reclassified to net loss and are included in other expense in the condensed consolidated statements of operations.

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Unaudited)

		Preferred Stock		Common Stock		Accumulated other comprehensive	Additional Paid-In	Capital	Accumulated	Total Stockholders’
	Notes	Number	Amount	Number	Amount	income (loss)	Capital	Reserve	Deficit	equity

Balance as at December 31, 2025		1,000	1	194,165,141	19,416	(2,022,660)	95,111,511	899,917	(55,789,934)	38,218,251
Proceeds from Private investment in Public Equity, net of issuance costs	13	-	-	5,774,839	578	-	18,445,920	-	-	18,446,498
Stock compensation	19	-	-	-	-	-	1,934,303	-	-	1,934,303
Stock grants	13	-	-	191,555	19	-	1,057,390	-	-	1,057,409
Net loss		-	-	-	-	(1,550,477)	-	-	(3,582,571)	(5,133,048)

Balance as at March 31, 2026		1,000	1	200,131,535	20,013	(3,573,137)	116,549,124	899,917	(59,372,505)	54,523,413

Balance as at December 31, 2024		1,000	1	171,579,284	17,157	(749,625)	56,952,200	899,917	(43,662,547)	13,457,103

Stock compensation	19	-	-	-	-	-	2,110,467	-	-	2,110,467
Common stock issued against exercise of warrants	13	-	-	10,477	1	-	(1)	-	-	-
Conversion of notes payable to equity	10	-	-	21,966,416	2,196	-	30,643,163	-	-	30,645,359
Net loss		-	-	-	-	22,714	-	-	(5,681,353)	(5,658,639)

Balance as at March 31, 2025		1,000	1	193,556,177	19,354	(726,911)	89,705,829	899,917	(49,343,900)	40,554,290

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:

Net loss	$(3,582,571)	$(5,681,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,747	208,882
Operating lease expense	220,493	205,275
Interest Expense	43,555	155,015
Interest and other income, net	(415,465)	(140,928)
Deferred income tax benefit	(301,036)	-
Stock compensation expense	3,144,315	2,379,212
Provision for / (Reversal of) credit loss reserve, net	230,616	(422,711)
Provision for slow moving inventory	(6,248)	-

Changes in operating assets and liabilities:
Accounts receivable, net	(245,111)	1,275,750
Inventory, net	4,159	(5,082,673)
Deferred revenue	677,421	823,947
Prepaids and other assets	(2,066,322)	(1,003,604)
Accounts payable	(704,764)	1,329,028
Income taxes payable, net	323,014	-
Accrued expenses & other liabilities	256,441	48,331
Operating lease payment	(214,180)	(197,545)
Net cash used in operating activities	(2,311,936)	(6,103,374)

Cash flows from investing activities:
Purchase of property, plant and equipment	(54,189)	(872,804)
Net cash used in investing activities	(54,189)	(872,804)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	(286,801)	(312,495)
Proceeds from Private Investment in Public Equity, net of transaction costs	18,446,498	-
Proceeds from issuance of convertible notes to principal shareholder	-	28,000,000
Repayment of convertible notes to principal shareholder, including interest	-	(4,212,637)
Repayment of convertible notes to other investors, including interest	-	(1,068,849)
Net cash provided by financing activities	18,159,697	22,406,019

Net change in cash	15,793,572	15,429,841
Effect of exchange rate on cash	(1,390,912)	25,412
Cash and cash equivalents at the beginning of the year	9,603,020	6,623,535
Cash and cash equivalents at end of the year	$24,005,680	$22,078,788

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Transaction Costs relating to Private Investment in Public Equity	$175,000	$-
Conversion of convertible notes into common stock, including interest	$-	$30,645,360
Transfer of systems from inventory to property, plant and equipment	$-	$994,430

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

Effective April 25, 2025, the Company’s common stock was uplisted to the Nasdaq Stock Market LLC (“NASDAQ”), where it is listed for trading on the NASDAQ Capital Market under the ticker symbol “SSII”.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2026, and the interim condensed consolidated statement of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2026 and March 31, 2025 and flows for the three months ended March 31, 2026 and March 31, 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of March 31, 2026 and our results of operations for the three months and cash flows for the three months ended March 31, 2026 and March 31, 2025.

The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three months are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 as filed by us with the SEC on March 10, 2026 and the Amendment included in the Form 10-K/A as filed by us with the SEC on March 31, 2026.

The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying condensed financial statements have been prepared on a consolidated basis and reflect the condensed consolidated financial statements of the Company and all of its subsidiaries.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $40,216,514 and an accumulated deficit of $59,372,505 as of March 31, 2026. The Company also had net losses of $3,582,571 for three ended March 31, 2026 respectively, which losses primarily resulted from non-cash items such as stock compensation expense of $3,144,315 for the three months ended March 31, 2026, respectively, and depreciation of $323,747 for the three months ended March 31, 2026, respectively. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

On March 6, 2026 (the “Closing Date”), the Company completed a private placement of its common stock which generated net proceeds of $18,446,498, after deducting offering expenses.

In the offering, we offered and sold a total of 5,774,839 shares of common stock consisting of:

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

However, the Company’s existing cash resources and income from operations are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months. The management of the Company is making efforts to raise further funding to scale up operations and meet its longer-term capital needs. While management of the Company believes that it will be successful in its capital formation and planned expansion of its operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in generating additional revenues and ultimately achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2026 and March 31, 2025 are translated at the exchange rate in effect as of those dates. Stockholders’ equity is translated at the appropriate historical rates. Included in interest and other income foreign exchange gain resulting from such translations of approximately $46,005 and amount of $12,094 included in selling, general and administrative expenses for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The relevant translation rates are as follows: for the three months ended March 31, 2026 closing rate at 93.86 US$: INR, average rate at 91.91 US$:INR.

The relevant translation rates are as follows: for the three months ended March 31, 2025 closing rate at 85.46 US$: INR, average rate at 85.52 US$:INR.

The relevant translation rates are as follows: for the year ended December 31, 2025 closing rate at 89.86 US$: INR, average rate at 87.72 US$:INR

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

r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31, 2026	March 31, 2025

Net loss (a)	(3,582,571)	(5,681,353)
Basic weighted average common shares outstanding (b)	196,007,956	178,836,342
Dilutive effect of stock-based awards	9,301,600	9,763,517
Diluted weighted average common shares outstanding	205,309,556	188,599,859

Earnings per share attributable to SS Innovations International, Inc. stockholders:

Basic and Diluted (a)/(b)	(0.02)	(0.03)

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

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“ASC Topic 270”): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by U.S. GAAP and incorporates disclosure principle of material events or changes occurred since the prior year-end. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (“ASC Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. The ASU will be effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company has adopted this ASU beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2026, and 2025.

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

During the three months ended March 31, 2026, and 2025, the Company’s revenue from within India accounted for 99% and 82% of total revenue, respectively, while revenue from the Company’s markets outside India accounted for 1% and 18% of total revenue, respectively. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

The Company’s long-lived assets consist primarily of property, plant and equipment. As of March 31, 2026 and December 31, 2025, 96% of long-lived assets were in India and 4% were outside India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following as of:

	March 31, 2026	December 31, 2025
Gross Amount
Computer & peripheral	490,800	485,125
Furniture	322,822	335,664
Leasehold improvement	707,461	738,955
Office equipment	398,503	405,993
Pay Per Use Systems	5,333,724	5,368,388
Plant and machinery	663,344	592,426
Server & networking	39,038	40,380
Vehicles	759,041	680,211
Demo system	1,914,116	1,999,327
Capital work in progress	-	-
Accumulated depreciation	(1,797,426)	(1,545,923)
Total	8,831,423	9,100,546

Depreciation expenses for the three months ended March 31, 2026, and 2025 amounted to $323,747 and $208,882 respectively.

The Company deployed eight systems for demonstration purposes. As of March 31, 2026, four systems were located at the Company’s premises, and four systems were installed at a partner’s facility. These systems remain under the Company’s ownership and control and are therefore capitalized as property, plant, and equipment in accordance with ASC 360.

NOTE 5 – NET INVESTMENT IN SALE-TYPE LEASE

Measurement of net investment

The components of the Company’s investments in sales-type leases, net for the three months ended March 31, 2026, were as follows:

	March 31, 2026	December 31, 2025
Gross lease receivables	3,155,090	2,122,950
Unearned income	(689,042)	(502,775)
Subtotal	2,466,048	1,620,175
Allowance for credit loss	-	-
Net investment in sales-type leases	2,466,048	1,620,175

The net investment in sales-type leases was classified in the consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Other Current Assets	392,647	209,586
Long-term investment in sales-type leases, net	2,073,401	1,410,589
Net investment in sales-type leases	2,466,048	1,620,175

Interest income recognition

Interest income under sales-type leases during three months ended March 31, 2026 were as follows:

	March 31, 2026	December 31, 2025
Interest income	25,448	14,697

Maturity analysis of lease receivables

The following table presents the undiscounted cash flows related to gross lease receivables as of March 31, 2026.

	As of March 31, 2026	As of December 31, 2025
March 31, 2026	349,034	311,245
2027	473,532	339,235
2028	490,491	345,992
2029	510,132	356,127
2030	374,127	206,571
2031 and thereafter	927,433	530,534
Total	3,124,749	2,089,704

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of:

	March 31, 2026	December 31, 2025

Accounts receivable, net	14,054,376	12,398,542
Accounts receivable, net (non-current)	7,265,911	8,566,654
	21,320,287	20,965,196

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $7,265,911 (December 31, 2025: $8,566,654) may not be due and collectible in next one year and thus company classified these receivables as non-current.

Activity in the allowance for the credit losses for the period ended March 31, 2026 and 2025 was as follows:

	As of
	March 31, 2026	December 31, 2025

Balance at the beginning of the year	896,180	545,799
Additions	193,912	385,559
Foreign currency translation adjustment	(41,341)	(35,178)
Balance at the end of the year	1,048,751	896,180

Details of customers which accounted for 10% or more of total revenues during the three months ended March 31, 2026, and March 31, 2025 and 10% or more of total accounts receivables as at March 31, 2026, and December 31, 2025.

	Percentage of revenue		Percentage of accounts
	For three months ended		receivables as of
	March 31, 2026	March 31, 2025	March 31, 2026	December 31, 2025
Customer A	^	13%	-	-
Customer B	^	14%	^	^
Customer C	^	17%	2%	2%
Customer D	^	11%	-	-
Customer E	^	10%	^	^

^	represents less than 1%

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (Current) & (Non-Current) consisted of the following as of:

		March 31, 2026	December 31, 2025

Cash and cash equivalents		15,979,714	3,206,406

Fixed Deposit	Lien Against Overdraft Facility	7,571,731	5,922,160
	Lien Against Bank Guarantee	44,816	43
	Lien Against Credit Card Facility	14,789	15,447
Restricted cash (Current)		7,631,336	5,937,650

Fixed Deposit	Lien Against Bank Guarantee	394,630	458,964
Restricted cash (Non-current)		394,630	458,964

Total Cash, cash equivalents and restricted cash		24,005,680	9,603,020

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

NOTE 8 – PREPAID, CURRENT AND NON-CURRENT ASSETS

Prepaid, Current and Non-Current Assets consisted of the following as of:

	March 31, 2026	December 31, 2025

Balances from statutory authorities	5,814,722	5,622,738
Prepaid expense- stock compensation current	1,157,911	1,157,911
Net investment in sale type lease – current*	392,647	209,586
Security deposits	483,026	338,493
Other prepaid- current assets	3,681,694	2,838,095
Prepaid and other current assets	11,530,000	10,166,823

Prepaid expense- stock compensation non current	1,965,890	2,255,358
Net investment in sale type lease – non current*	2,073,401	1,410,589
Security deposits	310,778	248,027
Other prepaid- non current assets	138,099	124,909
Prepaid and other non current assets	4,488,168	4,038,883

Total prepaid, current and non current assets	16,018,168	14,205,706

*	Refer Note-5 for Net investment in sale type lease.

Refer Note-20 for Related Party Balances

Prepaid expenses – stock compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer Note 19 – Stock Compensation Expenses).

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following as of:

	March 31, 2026	December 31, 2025

Accounts payable	4,403,170	5,127,193

Payable to statutory authorities	144,588	91,393
Client liabilities	205,841	104,696
Salary payable	16,696	21,548
Other accrued liabilities	5,959,693	5,608,065
Other accrued liabilities	6,326,818	5,825,702

Provision for Gratuity Long term	192,847	188,622
Other accrued liabilities	197,809	100,142
Other accrued liabilities- Non Current	390,656	288,764

Total accounts payable, accrued current and non current expenses	11,120,644	11,241,659

Accounts payable at $4,403,170 as of March 31, 2026 (December 31, 2025: $5,127,193), reflect the amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $5,959,693 as of March 31, 2026 (December 31, 2025: $5,608,065) mainly include accrued expenses of $1,092,777 (December 31, 2025: $1,072,596) and income tax provision of $4,516,491 (December 31, 2025: $4,214,339).

Refer Note-20 for Related Party Balances.

NOTE 10 – NOTES PAYABLE

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

Refer Note-20 for Related Party Balances.

NOTE 11 – BANK OVERDRAFT FACILITY

Bank overdraft facility consisted of the following as of:

	March 31, 2026	December 31, 2025

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	4,292,445	4,829,115
HDFC Bank Ltd overdraft (OD2)	453,301	493,355
HDFC Bank Ltd overdraft (OD3)	5,859,625	6,120,478
ICICI Bank overdraft (OD4)	550,776	-
Bank overdraft	11,156,147	11,442,948

The HDFC Bank overdraft facility (OD1), amounting to $4,292,445, is availed against a lien on fixed deposits totaling $6,367,278 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $661,104 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided both by Dr. Sudhir Prem Srivastava and Dr. Vishwajyoti P Srivastava. As of March 31, 2026, and December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

In October 2025, the Company converted its overdraft facility into a short-term working capital demand loan (“WCDL”) repayable on demand for a period of six months. The WCDL is secured against the lien on fixed deposits of $661,104 in favor of HDFC Bank.

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

During the period ended March 31, 2026, the Company availed overdraft facilities from ICICI Bank, which are secured against a lien on fixed deposits aggregating to $543,347 maintained by the Company. In addition, the overdraft facilities are secured by a charge over all current assets and movable fixed assets of the Company and are further supported by the personal guarantees of Dr. Sudhir Prem Srivastava, Dr. Vishwajyoti P. Srivastava and Akshay Srivastava. The said overdraft facilities carry an interest rate linked to the Repo Rate plus 3.65% per annum, with interest payable on or before the 2nd day of each successive month.

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the three months ended March 31, 2026, Company had sold eighteen surgical robotic systems. The revenues attributable to warranty for the agreed warranty period in respect of each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of contract. The Company recorded $261,878 and $79,236 as interest income on account of deferred financing component during the period ended March 31, 2026 and March 31, 2025 respectively.

	March 31, 2026	December 31, 2025

Deferred revenue- beginning of period	10,406,493	6,452,555
Additions	1,443,770	6,472,933
Net changes in liability for pre-existing contracts	11,850,263	12,925,488
Revenue recognized for system sales	-	407,118
Revenue recognized for instrument sales	408,870	1,233,482
Revenue recognized for warranty sales	357,479	878,395
Deferred revenue- end of period	11,083,914	10,406,493

Deferred revenue expected to be recognized in:
One year or less	3,582,631	3,266,686
More than one year	7,501,283	7,139,807
	11,083,914	10,406,493

For the three months ended March 31, 2026 and 2025:

The following table disaggregates our revenue by major source as of:

	March 31, 2026	March 31, 2025

System sales	9,575,370	4,502,482
Instruments sale	1,151,228	477,208
Warranty sale	357,686	122,504
Lease income	17,082	18,416
Total revenue	11,101,366	5,120,610

Revenues for three months ended March 31, 2026 and 2025 by geographic region (determined based upon customer domicile), were as follows:

	March 31, 2026	March 31, 2025

India	10,952,543	4,188,394
South America	74,105	51,884
Philippines	35,702	-
Indonesia	24,222	872,977
UAE	7,984	7,355
Nepal	6,810	-
	11,101,366	5,120,610

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

As of March 31, 2026, there were 200,131,535 (December 31, 2025: 194,165,141) issued and outstanding common shares. Holders of common stock are entitled to one vote for each share of common stock.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Stock”.

As of March 31, 2026, there were 1,000 (December 31, 2025: 1,000) issued and outstanding shares of Series A Preferred Stock.

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

On January 9, 2026, the Company issued 191,555 shares of common stock to employees pursuant to stock grant awards under the Company’s equity incentive plan. The stock grants were issued in recognition of employee services, and the related compensation expense was recognized in accordance with applicable accounting guidance.

During the month of March 2026, the Company issued 5,774,839 shares of common stock under the private placement and the details are as below:

●	1,300,006 shares issued to directors at an average price of $4.00 per share, for total consideration of $5,197,000, as follows:

○	498,753 shares issued to Dr. Sudhir Srivastava, Chairman and Chief Executive Officer, at $4.01 per share (aggregate consideration of $2,000,000);

○	501,253 shares issued to Dr. Frederic Moll, Vice Chairman, at $3.99 per share (aggregate consideration of $2,000,000); and

○	300,000 shares issued to Tim Adams, Director, at $3.99 per share (aggregate consideration of $1,197,000).

●	4,474,833 shares issued to existing and new investors at a price of $3.00 per share, for total consideration of $13,424,498. The offering was led by Manipal Global Health Services, an existing shareholder.

NOTE 14 – INVENTORY

Inventory consisted of the following as of:

	March 31, 2026	December 31, 2025

Raw materials (includes goods in transit $1,121,993 (December 31, 2025: $502,392)]	6,828,618	7,027,016
Work-in-progress	1,272,956	1,426,933
Finished goods	9,066,107	8,717,761
Less: Inventory valuation allowance	(101,590)	(107,708)
	17,066,091	17,064,002

Changes in the inventory valuation allowance were as follows:

	March 31, 2026	December 31, 2025

Balance at the beginning of the year	107,708	-
(Reversal) /Additions charged to expense	(6,248)	110,332
Foreign currency translation adjustment	130	(2,624)
Balance at the end of the year	101,590	107,708

The provision for slow-moving and obsolete inventory was recognized within cost of sales in the Condensed Consolidated Statements of Operations.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities as of:

Operating leases	March 31, 2026	December 31, 2025
Assets
Right of use operating lease assets	2,499,490	2,754,020

Liabilities
Current portion of operating lease liabilities	576,237	579,169
Non current portion of operating lease liabilities	2,086,534	2,337,697
Total lease liabilities	2,662,771	2,916,866

Operating leases	March 31, 2026	December 31, 2025
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	3.94	4.19
Ilabs Info Technology 1st Floor	4.33	4.58
Ilabs Info Technology Ground Floor	6.17	6.42
Ilabs Info Technology Basement-3	3.94	4.19
Village Chhatarpur-1849-1852-Farm	1.50	1.75

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Ilabs Info Technology Basement-3	12.00%	12.00%
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Period ended
	March 31, 2026	March 31, 2025
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	214,180	197,545

Maturities of lease liabilities as of March 31, 2026 were as follows:

Fiscal year	Operating Leases Amount
March 31, 2026	637,615
2027	809,642
2028	653,012
2029	679,841
2030	343,273
2031 and thereafter	316,923
Total lease payment	3,440,306
Less: Imputed Interest	777,535
Present value of lease liabilities	2,662,771

NOTE 16 – INCOME TAX

The effective tax rate for the three months ended March 31, 2026 was (4.41%) compared to nil for the three months ended March 31, 2025. The Company recorded income tax expense of $151,352 and nil for the three months ended March 31, 2026 and 2025, respectively. The increase is due to the recognition of income tax expense in our Indian operations and in previous period, Indian subsidiary had incurred tax losses and was not subject to income tax.

Deferred income taxes recognized in OCI are as follows:

	Period ended
Particulars	March 31, 2026	March 31, 2025

Deferred taxes benefit / (expense) recognized on:
Domestic
Federal	-	-
State	-	-
Foreign
India
Retirement benefits	(1,203)	-
Total	(1,203)	-

As of March 31, 2026, and December 31, 2025, the Company recorded a valuation allowance of $14,236,309 and $12,870,003, respectively, against deferred tax assets arising from net operating losses and temporary differences in its U.S. operations, due to a history of operating losses and limited visibility into future taxable income. Based on the assessment, deferred tax assets related to the Indian operations are considered realizable, and no valuation allowance has been recorded for those jurisdictions.

The Company’s policy is to recognize interest and penalties related to uncertain income tax matters within income tax expense in the condensed consolidated statements of operations. As of March 31, 2026, the Company had accrued $521,814 (December 31, 2025: $525,278) related to income-tax-related interest.

As of March 31, 2026, the Company has no unrecognized tax benefits.

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

The benefit obligation has been measured as of March 31, 2026, and December 31, 2025. The following table sets forth the activity and the amounts recognized in the Company’s condensed consolidated financial statements at the end of the relevant periods:

	March 31, 2026	December 31, 2025
Change in projected benefit obligation
Projected benefit obligation as on beginning	208,571	80,833
Service cost	18,272	59,280
Amortisation of prior service cost	3,056	1,433
Interest cost	3,762	5,627
Benefits paid	-	-
Actuarial (gain) / loss ^	(4,781)	29,553
Prior service cost	-	37,823
Effect of exchange rate changes	(9,718)	(5,978)
Projected benefit obligation at end	219,162	208,571
Unfunded status in the end	219,162	208,571
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	197,809	188,622
Current liability (included under accrued employee costs)	21,353	19,949
Total accrued liability	219,162	208,571
Accumulated benefit obligation at end	107,257	101,031

^	During the period ended March 31, 2026 and December 31, 2025, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from accumulated other comprehensive income (“AOCI”), were as follows:

	March 31, 2026	March 31, 2025
Service cost	18,272	9,492
Amortization of prior service cost	3,056	-
Interest cost	3,762	1,443
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	25,090	10,935

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	March 31, 2026	March 31, 2025
Net actuarial (gain) / loss	(4,781)	15,838
Amount recognized in AOCI, excluding tax effects	(4,781)	15,838

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	March 31, 2026	December 31, 2025
Discount rate	7.90%	7.39%
Rate of increase in compensation levels	15.50%	15.50%
Expected long-term rate of return on plan assets per annum	-	-

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments as of March 31, 2026

March 31, 2026	21,351
2027	41,796
2028	39,742
2029	35,152
2030	30,253
2031-2035	160,191

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

Carrying value and fair value of Level III Financial assets and liabilities:

	Carrying Value		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Financial Assets
Account receivables, net (1)	7,265,911	8,566,654	7,265,911	8,566,654
Lease receivables (2)	2,073,401	1,410,589	2,073,401	1,410,589
Other non-current financial assets (2)	241,367	248,027	241,367	248,027
Total	9,580,679	10,225,270	9,580,679	10,225,270
Financial Liabilities
Lease liabilities (3)	2,086,534	2,337,697	2,086,534	2,337,697
Total	2,086,534	2,337,697	2,086,534	2,337,697

(1)	Account receivable net of allowance represents the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Lease receivables arising from sales-type leases are measured which is based on a discounted cash flow methodology that incorporates significant unobservable inputs, including assumptions related to discount rate, expected timing of cash flows etc. (Refer Note 5).

(3)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(4)	The Company has long term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note 15 Lease).

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

Stock options:

Stock options activity for the period ended March 31, 2026, was as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2025	1,691,184	$3.41
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of March 31, 2026	1,691,184	$3.41

	Number of shares options	Weighted average grant date fair value per share

Exercisable balance as of March 31, 2026	5,886,997	$2.26

During the three months ended March 31, 2026, no stock options are vested. Further there were no stock options issued during the end of March 31, 2026.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the period ended March 31, 2026, was as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2025	1,054,638	$7.76
Granted	957,797	$5.52
Vested	191,555	$5.52
Forfeited	175,806	$7.24
Unvested balance as of March 31, 2026	1,645,074	$6.77

	Number of shares RSAs	Weighted average grant date fair value per share

Exercisable balance as of March 31, 2026	-	-

During the three months ended March 31, 2026, 191,555 RSAs are vested and issued during the end of March 31, 2026.

Advisory shares:

Common stock issued to consultants as advisory shares during the year as follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the year	Shares vested during the period	Unvested shares at the end of the period
31-Oct-23	8.99	34,541	-	3,454	31,087
31-Oct-23	8.99	4,650	-	465	4,185
31-Oct-23	8.99	3,700	-	370	3,330
31-Oct-23	8.99	14,588	-	1,459	13,129
		57,479	-	5,748	51,731

The aggregate vesting date fair value of Advisory shares was $51,674 and $498,496 during the period ended March 31, 2026 and year ended December 31, 2025 respectively.

There were no advisory shares issued during the three months period ended March 31, 2026.

Stock compensation expenses

During the three months period ended March 31, 2026 and March 31, 2025, the Company has recorded share compensation expense of $3,144,315 in relation to stock options, RSU and Advisory shares as follows:

	March 31, 2026	March 31, 2025
Stock options	710,992	710,020
Restricted stock units (RSU)	2,112,902	1,348,773
Advisory shares	320,421	320,419
Total stock compensation expenses	3,144,315	2,379,212

Stock option model and assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSU granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted during the period ending March 31, 2026 were as follows:

		Period ended March 31, 2026
Grant date	Restricted stock awards January 09, 2026	Stock Options February 13, 2024	Stock Options November 27, 2023	Restricted stock awards November 27, 2023

Fair value on grant date	$5.52	$1.39	$3.41	$7.76
Risk free interest rate	4.40%	4.40%	4.40%	4.40%
Expected volatility	18.29%	24.96%	18.50%	18.50%
Exercise prices	$0.0001	$5.00	$5.00	$0.0001
Share price on the grant date	$5.52	$5.50	$7.76	$7.76
Expected term of vesting	4 Years	2.5 years	4 years	4 years

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the period ended March 31, 2026, and 2025, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any.

As of March 31, 2026, there was $4,779,448, $9,693,678 total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Inventive Stock plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.72 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions with the related parties for the three months ended March 31, 2026 and March 31, 2025 and balances outstanding as on March 31, 2026 and December 31, 2025 are as follows:

Particulars	For the period ended March 31, 2026	For the period ended March 31, 2025

Transactions during the year:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	334	414
SS International Centre for Robotics Surgery Pvt Ltd	1,503	6,397
Sudhir Srivastava Medical Innovations Pvt Ltd	411	584
Telegnosis Pvt Ltd	71	727
Sudhir Prem Srivastava, M.D.	-	18,000

Expense incurred on behalf of Company
Sudhir Prem Srivastava, M.D.	22,945	72,920
Milan Rao	3,818	-

2016 Stock Incentive Plans Expenses
Anup Sethi	-	323,153
Barry F. Cohen	142,198	142,004
Dr. S.P. Somashekhar	53,098	53,098
Sudhir Prem Srivastava, M.D.	426,595	426,012
Vishwajyoti P. Srivastava M.D	142,198	142,004
Milan Rao#	116,145	-

Consultancy charges, sitting fees and other perquisites
Anup Sethi	-	51,156
Barry F. Cohen	45,000	45,000
Sudhir Prem Srivastava, M.D.	239,635	220,342
Vishwaivoti P. Srivastava, M.D	98,029	53,708
Milan Rao#	104,168	-
Dr. Frederic H Moll	1,500	-
Dr. S.P. Somashekhar	1,500	-
Mr. Tim Adams	1,500	-
Mylswamy Annadurai	1,500	-

Proceeds from Private Investment in Public Equity
Sushruta Private Limited	2,000,000	-
Mr. Tim Adams	1,197,000	-
Dr. Frederic H Moll	2,000,000	-

Proceeds from notes issued
Sushruta Private Limited	-	28,000,000

Interest accrued on notes
Sushruta Private Limited	-	182,400

Conversion of notes into common stock
Sushruta Private Limited	-	30,164,548

Balance outstanding as on period end:

Accrued expenses & other current liabilities:	As on March 31, 2026	As on December 31, 2025
Balance receivable / (payable)
Barry F. Cohen	(541,253)	(496,253)
Milan Rao	(20,834)	-

Prepaids and other current assets:
Srivastava Robotic Surgery Pvt Ltd	704	394
SS International Centre for Robotics Surgery Pvt Ltd	18,091	17,360
Cardio Bahamas^	(76,741)	(76,741)
SSI PTE Singapore^	(424,586)	(424,586)
Sudhir Prem Srivastava, M.D.^	2,305,538	2,378,493
Sudhir Srivastava Medical Innovations Pvt Ltd	935	556
Telegnosis Private Limited	1,273	1,257
Sushruta Private Limited	5,000	5,000
Vishwajyoti P. Srivastava M.D	-	10,178

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

#	During the current period, Mr. Naveen Kumar Amar resigned from the position of Chief Financial Officer with effect from January 02, 2026. Thereafter, on January 16, 2026, the Company appointed Milan Rao as Global Chief Operating Officer and as the Company’s new Chief Financial Officer.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $23,921 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $15,290 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,500 plus taxes and expires on July 31, 2030. In May 2025, the Company signed another lease agreement for occupying an additional space for warehouse purposes in Gurugram which provides for monthly payment of $3,264 plus taxes and expires in March 2030. SSI-India leased a residential property to provide residential accommodation. This lease provides for a monthly payment of $20,673 plus taxes.

Contingencies

The Company’s Indian Subsidiary namely “Sudhir Srivastava Innovations Private Limited” has received the draft assessment order dated November 29, 2023 under section 144C(1) related to proposed transfer pricing adjustment of $521,329 to the returned income for the assessment year 2021-22, primarily on account of Rejection of the segmental margins computed by the Company and adoption of entity-level margins; and Modification of the filters applied by the Company in the selection of comparable companies.

Further, the Company had filed its objections before the Dispute Resolution Panel (DRP). The DRP, vide its directions dated August 28, 2024, granted partial relief of $16,413 on account of rectification in the operating margins of the comparable companies. Accordingly, the Transfer Pricing adjustment was reduced to $504,916. Subsequently, the Company has filed an appeal before the Income Tax Appellate Tribunal (ITAT) on the remaining disputed issues and the said case is pending for hearing before the ITAT. The Management believes that its position will more likely than not be sustained upon final examination by the tax authorities and accordingly has not accrued any liabilities with respect to this matter in its condensed consolidated financial statements.

Subsequently, the Company has filed an appeal before the Income Tax Appellate Tribunal (ITAT) on the remaining disputed issues. As informed by the Management, the matter is pending adjudication before the ITAT. The Company believes that its position will more likely than not be sustained upon final examination by the tax authorities and accordingly has not accrued any liabilities with respect to these matters in its condensed consolidated financial statements.

NOTE 22 – SUBSEQUENT EVENTS

➢	On April 17, 2026, the Company’s board of directors adopted the 2026 Stock Incentive Plan, pursuant to which 30,000,000 shares have been reserved for issuance pursuant to awards to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business.

➢	On May 1, 2026, the Company filed a registration statement on Form S-3, to register the Shares for resale. The shares of our common stock were purchased by officers and directors who participated in the private placement and are not registered hereby for resale under the Securities Act. In addition, The Company may sell securities from time to time and in one or more offerings up to a total amount of $150,000,000 of securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is engaged in the business of developing, manufacturing, and selling a surgical robotic system under our proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures under our proprietary brand “SSi Mudra”. Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales and during the year 2024, we introduced our upgraded SSi Mantra 3 system, further consolidated our installed base of SSi Mantra in various parts of India and began to expand our presence in other global markets. Those efforts continued during 2025 with filing for U.S. FDA approval and EU CE mark approval during the year ended December 31, 2025, and are ongoing in 2026. We are also undertaking development efforts to expand our product line in connection with our goal to make robotic surgery more affordable and accessible.

Our financial performance is largely driven by increasing awareness of the benefits of robotically assisted surgery, reduced learning curves for robotic surgeons and the affordability and accessibility of surgical robotic technology. Our financial performance is also dependent on our obtaining regulatory approvals in various regulated markets where we plan to sell our products. Robotically assisted surgeries are increasingly being recognized as an approved treatment modality from an insurance coverage perspective.

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

During the three months ended March 31, 2026, we sold 18 SSi Mantra surgical robotic systems and installed 3 systems on a pay-per-use basis and upgraded 2 systems.

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

The following table provides selected balance sheet data for the Company as of:

Balance Sheet Data

	March 31, 2026	December 31, 2025
Cash	15,979,714	3,206,406
Restricted cash**	8,025,966	6,396,614
Total Assets	90,546,889	74,226,217
Total Liabilities	36,023,476	36,007,966
Total stockholders’ equity	54,523,413	38,218,251

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, the Company has mainly relied on debt and equity raised in private offerings to finance its operations. During the balance of the year ending December 31, 2026, the Company plans to raise additional capital through further private or public offerings of its securities. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development efforts and marketing activities.

Three months ended March 31, 2026, as compared to the three months ended March 31, 2025

	For the period ended
Particulars	March 31, 2026	March 31, 2025
Total Revenue	11,101,366	5,120,610
Cost of revenue	(5,774,145)	(4,033,402)
Gross profit	5,327,221	1,087,208
Research & development expense	995,440	1,010,095
Stock compensation expense	3,144,315	2,379,212
Depreciation and amortization expense	323,747	208,882
Selling, general and administrative expense	4,502,476	3,410,872
Loss from operations	(3,638,757)	(5,921,853)
Other income, net	207,538	240,500
Income tax expense	151,322	-
Net loss	(3,582,571)	(5,681,353)

Total Revenue. For the three months ended March 31, 2026,we had revenues of $11,101,366 (comprised of $9,575,370 of system sales, $1,151,228 of instrument sales, $357,686 of warranty sales and lease income $17,082),  compared to revenues of $5,120,610 (comprising $4,502,482 of system sales, $477,208 of instrument sales, $122,504 of warranty sales and lease income $18,416), during the three months ended March 31, 2025. The increase in revenue is primarily due to an increase in the number of SSi Mantra 3 surgical robotic systems and instruments sold during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026, were $995,440, as compared to $1,010,095 for the three months ended March 31, 2025. The decrease primarily attributable to cost optimization initiatives and the timing of project-related expenditures, partially offset by continued investments in product development and technology enhancements.

Stock compensation expense. We had stock compensation expenses of $3,144,315 and $2,379,212 during the three months ended March 31, 2026 and 2025, respectively. The increase in stock compensation expense was primarily attributable to the issuance of new Restricted Share Awards, as well the vesting of advisory shares during the current period, under the Company’s 2016 Stock Incentive Plan.

Depreciation and amortization expense. We had depreciation and amortization expense of $323,747 for three months ended March 31, 2026, as compared to $208,882 for three months ended March 31, 2025. The increase in depreciation and amortization expense was primarily attributable to an increase in fixed assets during the current period.

Selling, general and administrative expense. We incurred $4,502,476 in selling, general and administrative (“SG&A”) expense during the three months ended March 31, 2026, as compared to $3,410,872 for the three months ended March 31, 2025.

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

Other income/expenses, net. We have recognized $207,538 in interest income (net) for the three months ended March 31, 2026, as compared to $240,500 during the three months ended March 31, 2025. The decrease in net income was primarily attributable to the decrease in interest expense on convertible notes during the three months ended March 31, 2026, which was incurred in the prior year period offset by reversal of provision for doubtful debts during the three months period ended March 31, 2025.

Income tax expense. For the three months ended March 31, 2026, our income tax expense increased by $151,352 as compared to nil during the three months period ended March 31, 2025, primarily due to the recognition of income tax expense in our Indian operations for the first time. Historically, our Indian subsidiary had incurred tax losses and was not subject to current income tax. However, during the current period, the Indian operations generated sufficient taxable profits, resulting in the recognition of current tax expense.

Net Loss. We incurred net loss of $3,582,571 for the three months ended March 31, 2026, as compared to a net loss of $5,681,353 for the three months ended March 31, 2025. The decrease in net loss from March 31, 2026 to March 31, 2025 is primarily the result of increase in gross profit by $4,240,013 and reduction in Research & development expense by $14,655 offset by increases in SG&A expense by $1,091,604, Stock compensation expense by $765,103, Depreciation and amortization expense of $114,865 and income tax expense of $151,352.

Liquidity and Capital Resources

The Company expects to require substantial funds for scaling up its operations, for incurring capital expenditure to have its own in-house machining and tooling capacity and to continue to finance its research and development work in the field of surgical robotics.

	For the three months ended
Particulars	March 31, 2026	March 31, 2025
Net cash provided by operating activities:
Net loss	(3,582,571)	(5,681,353)
Non-cash adjustments	3,239,977	2,384,745
Change in operating assets and liabilities	(1,969,342)	(2,806,766)
Net cash used in operating activities	(2,311,936)	(6,103,375)
Net cash used in investing activities	(54,189)	(872,804)
Net cash provided by financing activities	18,159,697	22,406,019
Net change in cash	15,793,572	15,429,841
Effect of exchange rate on cash	(1,390,912)	25,412
Cash at beginning of year	9,603,020	6,623,535
Cash at end of year	24,005,680	22,078,788

Cash Flows from Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $2,311,936 resulting from our net loss of $3,582,571 partially offset by non-cash charges of $3,239,977 primarily driven by depreciation charges, operating lease expense and stock compensation expense. We had cash used in our operating assets and liabilities of $1,969,342 primarily driven by increases in prepaid and other assets offset by increase in deferred revenue and decrease in accounts payables.

During the three months ended March 31, 2025, net cash used in operating activities was $6,103,374 resulting from our net loss of $5,681,353 partially offset by non-cash charges of $2,384,745 primarily driven by depreciation charges, operating lease expense and stock compensation expense. We had cash used in our operating assets and liabilities of $2,806,766 primarily driven by increases in inventory, prepaid and other assets offset by a decrease in accounts receivables and increase in deferred revenue.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, we had net cash used in investing activities of $54,189 in purchase of property and equipment.

During the three months ended March 31, 2025, we had net cash used in investing activities of $872,804 in purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18,159,697 for the three months ended March 31, 2026, compared to $22,406,019 for the three months ended March 31, 2025. Financing activities during the current period were primarily driven by net proceeds of $18,446,498 from Private Investment in Public Equity, partially offset by net repayments under the bank overdraft facility of $286,801.

During the three months ended March 31, 2025, we had net cash provided by financing activities of $22,406,019, which comprised of proceeds from $28,000,000 from issuance of convertible notes to our principal shareholder offset by repayment of convertible notes to principal shareholder and other investors amounting to $4,212,637 and $1,068,849 respectively, partially offset by net repayments under the bank overdraft facility of $312,495.

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

We consider the policies discussed below to be critical to an understanding of our condensed consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made.

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

As of March 31, 2026, the Company has issued two types of equity incentives:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026.

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

Based on the evaluation performed as of March 31, 2026, as a result of the material weaknesses in internal control over financial reporting that are previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date in that:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Dated: May 13, 2026	SS INNOVATIONS INTERNATIONAL, INC.

	By:	/s/ Millan Rao
Millan Rao
Group Chief Financial Officer
(Principal Financial and Accounting Officer)