Form 10-Q
period 2026-06-30
SS Innovations International, Inc.
filed 2026-08-13
CIK 1676163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

There were 200,385,435 shares of common stock, $0.0001 par value of the Registrant issued and outstanding as of August 12, 2026.

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

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 (unaudited) and June 30, 2025 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended June 30, 2026 (unaudited) and June 30, 2025 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 (unaudited) and June 30, 2025 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES		48

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Notes	June 30, 2026	December 31, 2025
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	7	$13,647,430	$3,206,406
Restricted cash	7	8,648,461	5,937,650
Accounts receivable, net	6	16,986,089	12,398,542
Inventory	14	18,481,603	17,064,002
Prepaids and other current assets	8	13,690,369	10,166,823
Total Current Assets		71,453,952	48,773,423

Property, plant, and equipment, net	4	8,637,145	9,100,546
Right of use asset, net	15	3,045,707	2,754,020
Deferred tax assets, net		843,544	533,727
Accounts receivable, net-non-current	6	8,511,054	8,566,654
Restricted cash- non-current	7	375,132	458,964
Prepaids and other non-current assets	8	4,115,479	4,038,883
Total Assets		$96,982,013	$74,226,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft facility	11	$14,634,960	$11,442,948
Current portion of operating lease liabilities	15	687,707	579,169
Accounts payable	9	5,265,754	5,127,193
Deferred revenue	12	3,916,269	3,266,686
Accrued expenses & other current liabilities	9	7,387,037	5,825,702
Total Current Liabilities		31,891,727	26,241,698

Operating lease liabilities, less current portion	15	2,549,823	2,337,697
Deferred Revenue- non-current	12	8,695,725	7,139,807
Other non-current liabilities	9	443,515	288,764
Total Liabilities		$43,580,790	$36,007,966
Commitments and contingencies
Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares of Series A, Non-Convertible Preferred Stock, $0.0001 par value per share; 1,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	13	1	1
Common stock, 250,000,000 shares authorized, $0.0001 par value, 200,169,035 shares and 194,165,141 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	13	20,017	19,416
Accumulated other comprehensive loss	13	(3,994,166)	(2,022,660)
Additional paid in capital	13	118,509,309	95,111,511
Capital reserve		899,917	899,917
Accumulated deficit		(62,033,855)	(55,789,934)
Total stockholders’ equity		53,401,223	38,218,251
Total liabilities and stockholders’ equity		$96,982,013	$74,226,217

See accompanying notes to Condensed Consolidated Financial Statements

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Three months ended
	Notes	June 30, 2026	June 30, 2025

REVENUES
System sales	12	12,361,986	8,781,038
Instrument sales	12	1,142,525	1,007,830
Warranty sales	12	419,002	193,359
Lease income	12	16,196	18,078
Total revenue		$13,939,709	$10,000,305
Cost of revenue		(6,838,759)	(4,085,247)

GROSS PROFIT		7,100,950	5,915,058

OPERATING EXPENSES:
Research & development expense		2,395,694	498,600
Stock-based compensation expense	19	2,178,156	1,630,295
Depreciation and amortization expense	4	346,364	260,361
Selling, general and administrative expense		4,452,090	3,428,788
TOTAL OPERATING EXPENSES		9,372,304	5,818,044

(Loss) / Profit from operations		(2,271,354)	97,014

OTHER INCOME/ (EXPENSE):
Interest Expense		(344,761)	(216,800)
Interest and other income, net		460,041	216,824
TOTAL OTHER INCOME, NET		115,280	24

(LOSS) / PROFIT BEFORE INCOME TAXES		(2,156,074)	97,038
Income tax expense	16	505,276	353,729
NET LOSS		$(2,661,350)	$(256,691)

Net loss per share - basic and diluted	2(r)	$(0.01)	$(0.00)
Weighted average- basic shares	2(r)	200,136,068	193,571,635
Weighted average- diluted shares	2(r)	209,422,550	202,835,698

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(2,661,350)	$(256,691)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(404,867)	(66,014)
Retirement Benefit	17	(25,651)	(35,660)
RECLASSIFICATION ADJUSTMENTS:
Retirement Benefit (1)		3,033	-
Income tax effects relating to retirement benefit (1)	16	6,456	5,772
TOTAL OTHER COMPREHENSIVE LOSS		(421,029)	(95,902)
TOTAL COMPREHENSIVE LOSS		$(3,082,379)	$(352,593)

(1)	These are reclassified to net loss and are included in other expense in the condensed consolidated statements of operations.

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		For The Six months ended
	Notes	June 30, 2026	June 30, 2025

REVENUES
System sales	12	21,937,356	13,283,520
Instrument sales	12	2,293,753	1,485,038
Warranty sales	12	776,688	315,863
Lease income	12	33,278	36,494
Total revenue		$25,041,075	$15,120,915
Cost of revenue		(12,612,904)	(8,118,649)

GROSS PROFIT		12,428,171	7,002,266

OPERATING EXPENSES:
Research & development expense		3,391,134	1,508,695
Stock-based compensation expense	19	5,322,471	4,009,507
Depreciation and amortization expense	4	670,111	469,243
Selling, general and administrative expense		8,941,387	6,638,587
TOTAL OPERATING EXPENSES		18,325,103	12,626,032

Loss from operations		(5,896,932)	(5,623,766)

OTHER INCOME/ (EXPENSE):
Interest Expense		(628,812)	(596,705)
Interest and other income, net		938,451	636,156
TOTAL OTHER INCOME, NET		309,639	39,451

LOSS BEFORE INCOME TAXES		(5,587,293)	(5,584,315)
Income tax expense	16	656,628	353,729
NET LOSS		$(6,243,921)	$(5,938,044)

Net loss per share - basic and diluted	2(r)	$(0.03)	$(0.03)
Weighted average- basic shares	2(r)	198,083,415	186,244,872
Weighted average- diluted shares	2(r)	207,369,897	195,502,268

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

NET LOSS		$(6,243,921)	$(5,938,044)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(1,961,978)	(59,138)
Retirement Benefit	17	(20,870)	(19,822)
RECLASSIFICATION ADJUSTMENTS:
Retirement Benefit (1)		6,089	-
Income tax effects relating to retirement benefit (1)	16	5,253	5,772
TOTAL OTHER COMPREHENSIVE LOSS		(1,971,506)	(73,188)
TOTAL COMPREHENSIVE LOSS		$(8,215,427)	$(6,011,232)

(1)	These are reclassified to net loss and are included in other expense in the condensed consolidated statements of operations.

See accompanying notes to Condensed Consolidated Financial Statements.

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Unaudited)

		Preferred Stock		Common Stock		Accumulated other comprehensive	Additional Paid-In	Capital	Accumulated	Total Stockholders’
	Notes	Number	Amount	Number	Amount	income (loss)	Capital	Reserve	Deficit	equity

Balance as at December 31, 2025		1,000	1	194,165,141	19,416	(2,022,660)	95,111,511	899,917	(55,789,934)	38,218,251
Proceeds from Private investment in Public Equity, net of issuance costs	13	-	-	5,774,839	578	-	18,445,920	-	-	18,446,498
Stock-based compensation	19	-	-	-	-	-	1,934,303	-	-	1,934,303
Stock grants	13	-	-	191,555	19	-	1,057,390	-	-	1,057,409
Net loss		-	-	-	-	(1,550,477)	-	-	(3,582,571)	(5,133,048)

Balance as at March 31, 2026		1,000	1	200,131,535	20,013	(3,573,137)	116,549,124	899,917	(59,372,505)	54,523,413

Stock-based compensation	19	-	-	-	-	-	1,790,039	-	-	1,790,039
Stock issued for services	19	-	-	37,500	4	-	170,146	-	-	170,150
Net loss		-	-	-	-	(421,029)	-	-	(2,661,350)	(3,082,379)

Balance as at June 30, 2026		1,000	1	200,169,035	20,017	(3,994,166)	118,509,309	899,917	(62,033,855)	53,401,223

Balance as at December 31, 2024		1,000	1	171,579,284	17,157	(749,625)	56,952,200	899,917	(43,662,547)	13,457,103

Stock-based compensation	19	-	-	-	-	-	2,110,467	-	-	2,110,467
Common stock issued against exercise of warrants	13	-	-	10,477	1	-	(1)	-	-	-
Conversion of notes payable to equity	10	-	-	21,966,416	2,196	-	30,643,163	-	-	30,645,359
Net loss		-	-	-	-	22,714	-	-	(5,681,353)	(5,658,639)

Balance as at March 31, 2025		1,000	1	193,556,177	19,354	(726,911)	89,705,829	899,917	(49,343,900)	40,554,290

Stock-based compensation	19	-	-	-	-	-	1,579,376	-	-	1,579,376
Common stock issued against exercise of options	13	-	-	7,431	1	-	(1)	-	-	-
Stock issued for services	10	-	-	24,802	2	-	241,795	-	-	241,797
Net loss		-	-	-	-	(95,902)	-	-	(256,691)	(352,593)

Balance as at June 30, 2025		1,000	1	193,588,410	19,357	(822,813)	91,526,999	899,917	(49,600,591)	42,022,870

SS INNOVATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:

Net loss	$(6,243,921)	$(5,938,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670,111	469,243
Operating lease expense	471,459	423,593
Interest expense	84,938	179,455
Interest and other income, net	(814,218)	(338,191)
Deferred income tax benefit	(336,457)	(365,641)
Stock-based compensation expense	5,368,330	4,009,507
Provision for / (reversal of) credit loss reserve, net	297,882	(228,846)
Provision for slow moving inventory	(6,225)	-

Changes in operating assets and liabilities:
Accounts receivable, net	(4,286,490)	(2,337,679)
Inventory, net	(1,411,376)	(10,221,214)
Deferred revenue	2,205,501	1,739,652
Prepaids and other assets	(3,955,550)	(2,572,481)
Accounts payable	127,728	3,782,409
Income taxes payable, net	933,184	620,586
Accrued expenses & other liabilities	782,787	1,629,136
Operating lease payment	(434,132)	(407,188)
Net cash used in operating activities	(6,546,449)	(9,555,703)

Cash flows from investing activities:
Purchase of property, plant and equipment	(215,060)	(1,189,452)
Net cash used in investing activities	(215,060)	(1,189,452)

Cash flows from financing activities:
Proceeds from bank overdraft facility (net)	3,192,012	(1,014,593)
Proceeds from private investment in public equity, net of transaction costs	18,446,498	-
Proceeds from issuance of convertible notes to principal shareholder	-	28,000,000
Repayment of convertible notes to principal shareholder, including interest	-	(4,212,637)
Repayment of convertible notes to other investors, including interest	-	(1,068,849)
Net cash provided by financing activities	21,638,510	21,703,921

Net change in cash	14,877,001	10,958,766
Effect of exchange rate on cash	(1,808,998)	23,377
Cash and cash equivalents at the beginning of the period	9,603,020	6,623,535
Cash and cash equivalents at end of the period	$22,671,023	$17,605,678

^ For cash and cash equivalents and restricted cash, refer Note 7

Supplemental disclosure of cash flow information:
Transaction costs relating to private investment in public equity	$175,000	$-
Conversion of convertible notes into common stock, including interest	$-	$30,645,360
Transfer of systems from inventory to property, plant and equipment	$-	$2,167,971

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

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2026, and the interim condensed consolidated statement of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2026 and June 30, 2025 and cash flows for the six months ended June 30, 2026 and June 30, 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position as of June 30, 2026 and our results of operations for the three and six months and cash flows for the six months ended June 30, 2026 and June 30, 2025.

The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six months are also unaudited. The interim condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was produced from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 as filed by us with the SEC on March 10, 2026 and the Amendment included in the Form 10-K/A as filed by us with the SEC on March 31, 2026.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. The Company had a working capital surplus of $39,562,225 and an accumulated deficit of $62,033,855 as of June 30, 2026. The Company also had net losses of $2,661,350 and $6,243,921 for three months and six months ended June 30, 2026 respectively, which losses primarily resulted from non-cash items such as stock compensation expense of $2,178,156 and $5,322,471 for the three months and six months ended June 30, 2026, and depreciation of $346,364 and $670,111 for the three months and six months ended June 30, 2026 respectively. In addition, the Company has been dependent on related parties to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

On March 6, 2026 (the “Closing Date”), the Company completed a private placement of its common stock which generated net proceeds of $18,446,498, after deducting offering expenses.

In the offering, the Company offered and sold a total of 5,774,839 shares of common stock consisting of:

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

SSi intends to use the net proceeds from this private placement for working capital and other general corporate purposes, which include, but are not limited to advancing the Company’s growth initiatives in India and other existing global markets and supporting preparation for entry into the United States and European Union markets.

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

d)	Accounts Receivable and Allowance for Expected Credit Losses

The Company’s account receivables are due from customers relating to contracts to supply surgical robotic systems, instruments, and accessories and to provide post sales warranty/maintenance services. The Company also sells surgical robotic systems under deferred payment arrangements and in such cases, the amounts due and recoverable beyond the one-year period at the balance sheet date are classified as long-term receivables. Collateral is currently not required. The Company also maintains credit loss allowance for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

e)	Employee Benefits

Contributions to defined contribution plans are charged to the condensed consolidated statement of operations and comprehensive loss in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income, net”. Refer to Note 17 - Employee Benefit Plans to the unaudited interim condensed consolidated financial statements for details.

f)	Foreign Currency Translation

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in India is Indian National Rupee (“INR”). Transactions denominated in INR are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2026 and June 30, 2025 are translated at the exchange rate in effect as of those dates. Stockholders’ equity is translated at the appropriate historical rates. Included in interest and other income is a foreign exchange gain resulting from such translations of approximately $23,405 and amount of $17,531 for the six months ended June 30, 2026, and June 30, 2025, respectively.

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

The relevant translation rates are as follows: for the six months ended June 30, 2026 closing rate at 94.55 US$: INR, average rate at 92.25 US$:INR.

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

Standalone Selling Price:

The Company’s system sale arrangements contain multiple products and services, including system, accessories, instruments and services. Other than services, the Company generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System, instruments, accessories and services are also sold on a standalone basis. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, historical pricing data, features and functionality of the products and services and industry benchmark. The Company regularly reviews standalone selling prices and maintains internal controls over establishing and updating these estimates. Revenue that is allocated to the service obligation is deferred and recognized ratably over the service period upon expiration of first year of service which is free and included in the system sale arrangements.

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

Instrument and Accessories Sales:

The Company also sells instruments for use by surgeons in conjunction with the use of its surgical robotic systems. These instruments are consumable items for our hospital customers, and the Company recognizes the revenues from the sale of instruments as and when the instruments are delivered to the customer.

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

Property, plant, and equipment are stated at cost, which is generally comprised of the purchase price for such property, plant, or equipment, non-refundable duties and taxes, Installation cost, freight, other associated costs, but excludes any discounts and/or rebates, less accumulated depreciation and impairment.

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Property Plant and Equipment are depreciated using the straight-line method at rates determined as per estimated useful life of the assets. The estimated useful lives used in calculating depreciation are as follows:

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

p)	Stock-based Compensation Expense

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

Stock Awards (Restricted Stock Awards, or RSAs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. The Company uses last three months’ average share price of common stock on OTC (prior to April 24, 2025) or on Nasdaq (subsequent to April 24, 2025) as grant date fair value for RSUs.

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

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carry forward periods, and tax planning alternatives. The Company uses a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

r)	Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	June 30, 2026	June 30, 2025

Net loss (a)	$(2,661,350)	$(256,691)
Basic weighted average common shares outstanding (b)	200,136,068	193,571,635
Dilutive effect of stock-based awards	9,286,482	9,264,063
Diluted weighted average common shares outstanding	209,422,550	202,835,698

Earnings per share attributable to SS Innovations International, Inc. stockholders:

Basic and Diluted (a)/(b)	$(0.01)	$(0.00	)^

^	Value is less than 0.001

	For the six months ended
	June 30, 2026	June 30, 2025

Net loss (a)	$(6,243,921)	$(5,938,044)
Basic weighted average common shares outstanding (b)	198,083,415	186,244,872
Dilutive effect of stock-based awards	9,286,482	9,257,396
Diluted weighted average common shares outstanding	207,369,897	195,502,268

Earnings per share attributable to SS Innovations International, Inc. stockholders:

Basic and Diluted (a)/(b)	$(0.03)	$(0.03)

Basic net loss per share is calculated by dividing the net loss attributable to SSII stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

s)	Research and Development Costs

In accordance with ASC Topic 730 Research and development costs are expensed as incurred and include costs of material, salaries, benefits and other headcount-related costs, contract and other outside service fees, and facilities and overhead costs.

t)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, amounts due to related parties and promissory notes payable. The carrying amounts of cash and cash equivalents and promissory notes approximate fair value because of the short-term nature of these items.

u)	Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its disclosures and our condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“ASC Topic 270”): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by U.S. GAAP and incorporates disclosure principle of material events or changes occurred since the prior year-end. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Other comprehensive loss represents foreign currency translation adjustment attributable to Indian operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2026, and 2025.

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

During the six months ended June 30, 2026, and 2025, the Company’s revenue from within India accounted for 93% and 77% of total revenue, respectively, while revenue from the Company’s markets outside India accounted for 7% and 23% of total revenue, respectively. The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s determination that it operates as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

The Company’s long-lived assets consist primarily of property, plant and equipment. As of June 30, 2026 and December 31, 2025, 96% of long-lived assets were in India and 4% were outside India.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consisted of the following as of:

	June 30, 2026	December 31, 2025
Gross Amount
Computer & peripheral	$499,786	$485,125
Furniture	320,474	335,664
Leasehold improvement	702,315	738,955
Office equipment	402,474	405,993
Pay Per Use Systems	5,294,927	5,368,388
Plant and machinery	847,848	592,426
Server & networking	38,754	40,380
Vehicles	753,520	680,211
Demo system	1,900,193	1,999,327
Accumulated depreciation	(2,123,146)	(1,545,923)
Total	$8,637,145	$9,100,546

Depreciation expense for the three months ended June 30, 2026, and 2025 amounted to $346,364 and $260,361, respectively.

Depreciation expense for the six months ended June 30, 2026, and 2025 amounted to $670,111 and $469,243, respectively.

The Company deployed eight systems for demonstration purposes. As of June 30, 2026, four systems were located at the Company’s premises, and four systems were installed at a partner’s facility. These systems remain under the Company’s ownership and control and are therefore capitalized as property, plant, and equipment in accordance with ASC 360.

NOTE 5 – NET INVESTMENT IN SALE-TYPE LEASE

Measurement of net investment

The components of the Company’s investments in sales-type leases, net is as follows:

	June 30, 2026	December 31, 2025
Gross lease receivables	$3,097,439	$2,122,950
Unearned income	(645,782)	(502,775)
Subtotal	2,451,657	1,620,175
Allowance for credit loss	-	-
Net investment in sales-type leases	$2,451,657	$1,620,175

The net investment in sales-type leases was classified in the consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Other Current Assets	$479,724	$209,586
Long-term investment in sales-type leases, net	1,971,933	1,410,589
Net investment in sales-type leases	$2,451,657	$1,620,175

Interest income recognition

Interest income under sales-type leases during six months ended June 30, 2026 were as follows:

	June 30, 2026	June 30, 2025
Interest income	$75,930	-

Maturity analysis of lease receivables

The following table presents the undiscounted cash flows related to gross lease receivables as of June 30, 2026

	June 30, 2026	December 31, 2025
June 30, 2026	$260,540	$311,245
2027	470,090	339,235
2028	486,925	345,992
2029	506,423	356,127
2030	371,407	206,571
2031 and thereafter	885,465	530,534
Total	$2,980,850	$2,089,704

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of:

	June 30, 2026	December 31, 2025

Accounts receivable, net	$16,986,089	$12,398,542
Accounts receivable, net (non-current)	8,511,054	8,566,654
	$25,497,143	$20,965,196

The Company performed an analysis of the trade receivables related to SSI India and determined, based on the deferred payment terms of the contracts, that a $8,511,054 and $8,566,654 as of June 30, 2026 and December 31, 2025, respectively, may not be due and collectible within one year and thus the Company classified these receivables as non-current.

Activity in the allowance for the credit losses for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months period ended
	June 30, 2026	June 30, 2025

Balance at the beginning of the period	$1,048,751	$176,426
Additions	120,568	202,018
Foreign currency translation adjustment	(10,558)	(722)
Balance at the end of the period	$1,158,761	$377,722

	For the six months period ended
	June 30, 2026	June 30, 2025

Balance at the beginning of the period	$896,180	$545,799
Additions / (Reversals)	313,756	(167,271)
Foreign currency translation adjustment	(51,175)	(806)
Balance at the end of the period	$1,158,761	$377,722

Details of customers which accounted for 10% or more of total revenues during the three and six months ended June 30, 2026, and June 30, 2025 and 10% or more of total accounts receivables as at June 30, 2026, and December 31, 2025 are as follows:

	Percentage of revenue For the three months ended		Percentage of revenue For the six months ended		Percentage of Accounts Receivables As at
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	December 31, 2025
Customer A	^	14%	^	9%	^	2%

^	represents less than 1%.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For the purpose of condensed consolidated statement of cash flows, cash, cash equivalents and restricted cash (current & non-current) consists of the following as of:

		June 30, 2026	December 31, 2025

Cash and cash equivalents		$13,647,430	$3,206,406

Fixed Deposit	Lien Against Overdraft Facility	8,563,972	5,922,160
	Lien Against Bank Guarantee	84,489	43
	Lien Against Credit Card Facility	-	15,447
Restricted cash (current)		8,648,461	5,937,650

Fixed Deposit	Lien Against Bank Guarantee	357,386	458,964
	Lien Against Credit Card Facility	17,746	-
Restricted cash (non-current)		375,132	458,964

Total Cash, cash equivalents and restricted cash		$22,671,023	$9,603,020

The Company has classified fixed deposits (FDs), which are subject to withdrawal restrictions, as Restricted cash. Additionally, time deposits with remaining maturity of over one year have been classified as non-current.

The Company has secured a bank overdraft facility from HDFC Bank, collateralized by fixed deposits held with HDFC Bank. This facility includes a withdrawal restriction tied to the fixed deposit. (Refer Note 11 – Bank Overdraft.)

NOTE 8 – PREPAID, CURRENT AND NON-CURRENT ASSETS

Prepaid, current and non-current assets consists of the following as of:

	June 30, 2026	December 31, 2025

Balances from statutory authorities	$6,848,152	$5,622,738
Prepaid expense- stock-based compensation current	1,157,911	1,157,911
Net investment in sale type – current*	479,724	209,586
Security deposits	448,113	338,493
Other prepaid- current assets#	4,756,469	2,838,095
Prepaid and other current assets	13,690,369	10,166,823

Prepaid expense- stock-based compensation non-current	1,676,422	2,255,358
Net investment in sale type lease – non-current*	1,971,933	1,410,589
Security deposits	296,150	248,027
Other prepaid- non-current assets	170,974	124,909
Prepaid and other non-current assets	4,115,479	4,038,883

Total prepaid, current, and non-current assets	$17,805,848	$14,205,706

*	Refer to Note-5 for Net investment in sale type lease.

#	Includes Related Party Balances, refer Note-20.

Prepaid expenses – stock-based compensation represents unamortized portion of common stock granted to advisors for services to be rendered by them in future. (Refer to Note 19 – Stock-based Compensation Expenses).

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses & other current liabilities consists of the following as of:

	June 30, 2026	December 31, 2025

Accounts payable	$5,265,754	$5,127,193

Accrued expenses & other current liabilities:
Payable to statutory authorities	95,729	91,393
Client liabilities	72,139	104,696
Salary payable	441,925	21,548
Other accrued liabilities#	6,777,244	5,608,065
Total accrued expenses & other current liabilities	7,387,037	5,825,702

Other non-current liabilities:
Provision for gratuity- long term	240,465	188,622
Other accrued liabilities	203,050	100,142
Total other non-current liabilities	443,515	288,764

Total accounts payable, accrued expenses & other liabilities	$13,096,306	$11,241,659

Accounts payable reflects amounts due to various vendors of supplies and services in the normal course of business operations. Other accrued liabilities of $7,072,518 and $5,608,065 as of June 30, 2026 and December 31, 2025 respectively, mainly include accrued expenses of $1,313,198 and $1,072,596 and income tax provision of $5,100,021 and $4,214,339 as of June 30, 2026 and December 31, 2025, respectively.

#	Includes Related Party Balances, refer Note-20.

NOTE 10 – NOTES PAYABLE

In January 2025, the Company raised $28,000,000 from its affiliate by the issuance of a One-Year 7% Convertible Promissory Notes to finance its ongoing working capital requirements. These Notes were payable in full after 12 months from the respective date of issuance of these Notes and were convertible at the election of the noteholder at any time through the maturity date at a per share price of $1.38.

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

Refer to Note-20 for Related Party Balances.

NOTE 11 – BANK OVERDRAFT FACILITY

The bank overdraft facility consists of the following as of:

	June 30, 2026	December 31, 2025

HDFC Bank Ltd overdraft (with lien against fixed deposits) (OD1)	$5,296,584	$4,829,115
HDFC Bank Ltd overdraft (OD2)	6,380,694	493,355
HDFC Bank Ltd overdraft (OD3)	-	6,120,478
ICICI Bank overdraft (OD4)	2,957,682	-
Total bank overdraft facility	$14,634,960	$11,442,948

The HDFC Bank overdraft facility (OD1), amounting to $5,296,584, is availed against a lien on fixed deposits totaling $6,321,219 provided by the Company and the HDFC Bank LTD Overdraft (OD2) facility is secured by a charge over all current assets, plant, and machinery of the Company, as well as a lien on fixed deposits of $656,296 in favor of HDFC Bank. Additionally, both overdraft facilities are secured by personal guarantees provided both by Dr. Sudhir Prem Srivastava and Dr. Vishwajyoti P Srivastava. As of June 30, 2026, and December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the bank overdraft facility agreements.

In October 2025, the Company converted its overdraft facility into a short-term working capital demand loan (“WCDL”) repayable on demand for a period of six months (OD3). The WCDL is secured against the lien on fixed deposits of $656,296 in favor of HDFC Bank. Upon the maturity of the working capital demand loan (“WCDL”) facility in April 2026, the Company converted the facility back into an overdraft facility with HDFC Bank. Accordingly, the outstanding balance under the facility as of the balance sheet date is included in the HDFC Bank overdraft facility (OD2). The overdraft facility continues to be secured by a lien on fixed deposits of $656,296 maintained with HDFC Bank.

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

During the period ended June 30, 2026, the Company availed overdraft facilities from ICICI Bank (OD4), which are secured against a lien on fixed deposits aggregating to $1,586,455 maintained by the Company. In addition, the overdraft facilities are secured by a charge over all current assets and movable fixed assets of the Company and are further supported by the personal guarantees of Dr. Sudhir Prem Srivastava, Dr. Vishwajyoti P. Srivastava and Akshay Srivastava. The said overdraft facilities carry an interest rate linked to the Repo Rate plus 3.65% per annum, with interest payable on or before the 2nd day of each successive month.

NOTE 12 – DEFERRED REVENUE

Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.

The revenues attributable to the warranty is recognized over the period to which it relates. During the three and six months ended June 30, 2026, the Company had sold twenty-six and forty-four surgical robotic systems, respectively. The revenues attributable to warranty for the agreed warranty period with respect to each of the sales contract is deferred for recognition over the period to which it relates.

In case of systems sold on a deferred payment basis, the present value of the invoiced system sales, realizable over the deferred payment period, is recognized as system sales. The difference between the invoiced amount and its present value is adjusted (reduced) in the accounts receivable balance. This difference is recorded as interest income under other income, with a corresponding impact on accounts receivable over the collection period of the contract. The Company recorded $524,975 and $150,338 as interest income related to deferred financing components during the six month periods ending June 30, 2026 and June 30, 2025, respectively.

	June 30, 2026	December 31, 2025

Deferred revenue- beginning of period	$10,406,493	$6,452,555
Additions	3,560,809	6,472,933
Net changes in liability for pre-existing contracts	13,967,302	12,925,488
Revenue recognized for system sales	-	407,118
Revenue recognized for instrument sales	578,675	1,233,482
Revenue recognized for warranty sales	776,633	878,395
Deferred revenue- end of period	$12,611,994	$10,406,493

Deferred revenue expected to be recognized in:
One year or less	$3,916,269	$3,266,686
More than one year	8,695,725	7,139,807
Total Deferred Revenue	$12,611,994	$10,406,493

For the three months ended June 30, 2026 and 2025:

The following table disaggregates our revenue by major source:

	June 30, 2026	June 30, 2025

System sales	$12,361,986	$8,781,038
Instrument sales	1,142,525	1,007,830
Warranty sales	419,002	193,359
Lease income	16,196	18,078
Total revenue	$13,939,709	$10,000,305

Revenues for the three months ended June 30, 2026 and 2025 by geographic region (determined based upon customer domicile), are as follows:

	June 30, 2026	June 30, 2025

India	$12,346,633	$7,422,937
South America	1,160,419	961,920
Sri Lanka	387,319	-
Philippines	25,419	1,435,817
Indonesia	5,016	167,984
UAE	8,043	7,425
Nepal	6,860	4,222
	$13,939,709	$10,000,305

For the six months ended June 30, 2026 and 2025:

The following table disaggregates our revenue by major source:

	June 30, 2026	June 30, 2025

System sales	$21,937,356	$13,283,520
Instrument sales	2,293,753	1,485,038
Warranty sales	776,688	315,863
Lease income	33,278	36,494
Total revenue	$25,041,075	$15,120,915

Revenues for the six months ended June 30, 2026 and 2025 by geographic region (determined based upon customer domicile), are as follows:

	June 30, 2026	June 30, 2025

India	$23,299,730	$11,612,248
South America	1,234,248	1,014,195
Sri Lanka	387,319	-
Philippines	60,988	1,435,817
Indonesia	29,148	1,039,584
UAE	15,997	14,849
Nepal	13,645	4,222
	$25,041,075	$15,120,915

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

As of June 30, 2026, and December 31, 2025, there were 200,169,035 and 194,165,141 common shares issued and outstanding respectively. Holders of common stock are entitled to one vote for each share of common stock.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company has one class of preferred stock outstanding “Series A- Preferred Stock”.

As of June 30, 2026, and December 31, 2025, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock issued at the time of Merger

At Closing of the Merger on April 14, 2023, 135,808,884 shares of the Company’s common stock and 1,000 shares of the Company’s Series A Preferred Stock were issued to Cardio Ventures. This includes common stock that was issued to Dr. Frederic Moll and one other accredited investor, who each provided $3,000,000 in interim financing to the Company pending consummation of the Merger. Following the Merger an additional 3,818,028 shares of the Company’s common stock were issued to Dr. Frederic Moll per his interim financing agreement with the Company.

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

On April 2, 2025, the Company issued 3,163 shares of common stock to an advisory firm in accordance with terms of the engagement document signed with them to provide production and graphics services to the Company.

On April 30, 2025, the Company issued 1,639 shares of common stock to an advisor in exchange for rendering services in accordance with the agreement entered with the advisor.

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

On November 27, 2025, the Company issued 527,325 shares of common stock to employees pursuant to stock grant awards under the Company’s 2016 Stock Incentive Plan. The stock grants were issued in recognition of employee services, and the related compensation expense was recognized in accordance with applicable accounting guidance.

On December 12, 2025, the Company issued 667 shares of common stock to one individual upon the exercise of warrants previously issued by the Company. The warrants were exercised at $2.50 per share in accordance with their terms resulting in net proceeds to the Company of $2,500.

On January 9, 2026, the Company issued 191,555 shares of common stock to employees pursuant to stock grant awards under the Company’s 2016 Stock Incentive Plan. The stock grants were issued in recognition of employee services, and the related compensation expense was recognized in accordance with applicable accounting guidance.

On March 6, 2026, the Company issued 5,774,839 shares of common stock under a private placement consisting of:

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

On June 20, 2026, the Company issued 37,500 shares of its common stock to an individual in connection with a consulting services agreement. The shares were issued as consideration for services to be provided to the Company pursuant to the terms of the agreement.

NOTE 14 – INVENTORY

Inventory consists of the following as of:

	June 30, 2026	December 31, 2025

Raw materials (includes goods in transit $1,039,881 (December 31, 2025: $502,392)]	$7,897,643	$7,027,016
Work-in-progress	1,833,138	1,426,933
Finished goods#	8,852,456	8,717,761
Less: Inventory valuation allowance	(101,634)	(107,708)
	$18,481,603	$17,064,002

#	Including two systems of $491,700 and nil as on June 30, 2026 and December 31, 2025, respectively, located at distributor on behalf of the Company for the purposes of FDA clinical trials.

Changes in the inventory valuation allowance for the three and six months ended June 30, 2026 is as follows:

	For the three months period ended
	June 30, 2026	June 30, 2025

Balance at the beginning of the year	$101,590	-
Additions / (Reversals)	-	-
Foreign currency translation adjustment	44	-
Balance at the end of the year	$101,634	-

	For the six months period ended
	June 30, 2026	June 30, 2025

Balance at the beginning of the year	$107,708	-
Additions / (Reversals)	(6,225)	-
Foreign currency translation adjustment	151	-
Balance at the end of the year	$101,634	-

The provision for slow-moving and obsolete inventory is recognized within cost of sales in the Consolidated Statements of Operations.

NOTE 15 – LEASES

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.

The following is a summary of operating lease assets and liabilities as of:

Operating leases	June 30, 2026	December 31, 2025
Assets
Right of use operating lease assets	$3,045,707	$2,754,020

Liabilities
Current portion of operating lease liabilities	687,707	579,169
Non-Current portion of operating lease liabilities	2,549,823	2,337,697
Total lease liabilities	$3,237,530	$2,916,866

Operating leases	June 30, 2026	June 30, 2025
Weighted average remaining lease terms (years)
Ilabs Info Technology 3rd Floor	3.69	4.19
Ilabs Info Technology 1st Floor	4.08	4.58
Ilabs Info Technology Ground Floor	5.92	6.42
Ilabs Info Technology Basement-3	3.69	4.19
Ilabs Info Technology 7th Floor	5.08	-
Village Chhatarpur-1849-1852-Farm	1.25	1.75

Weighted average discount rate
Ilabs Info Technology 3rd Floor	12.00%	12.00%
Ilabs Info Technology 1st Floor	12.00%	12.00%
Ilabs Info Technology Ground Floor	12.00%	12.00%
Ilabs Info Technology Basement-3	12.00%	12.00%
Ilabs Info Technology 7th Floor	12.00%	-
Village Chhatarpur-1849-1852-Farm	10.00%	10.00%

Supplemental cash flow and other information related to leases are as follows:

	Period ended
	June 30, 2026	June 30, 2026

Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$434,132	$407,188

Maturities of lease liabilities as of June 30, 2026 are as follows:

Fiscal year	Operating Leases Amount
2026, excluding the six months ended June 30, 2026	$509,133
2027	982,213
2028	835,646
2029	871,649
2030	547,366
2031 and thereafter	440,099
Total lease payment	4,186,106
Less: Imputed Interest	948,576
Present value of lease liabilities	$3,237,530

NOTE 16 – INCOME TAX

The effective tax rate for the three months ended June 30, 2026 was (23.43%), compared to 364.53% for the three months ended June 30, 2025. The Company recorded income tax expense of $505,276 and $353,729 for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax expense during the current period was primarily attributable to higher taxable income generated by the Company’s Indian operations. Income tax expense recognized in the corresponding prior-year period was lower due to comparatively lower taxable profits generated by the Indian operations.

The effective tax rate for the six months ended June 30, 2026 was (11.75%), compared to (6.33%) for the six months ended June 30, 2025. The Company recorded income tax expense of $656,628 and $353,729 for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense during the current period was primarily attributable to higher taxable income generated by the Company’s Indian operations. Income tax expense recognized in the corresponding prior-year period was lower due to comparatively lower taxable profits generated by the Indian operations.

Deferred income tax benefit is recognized in OCI as follows:

	For the Three months ended		For the Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Particulars
Domestic
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign
India
Retirement benefits	6,456	5,772	5,253	5,772
Total	$6,456	$5,772	$5,253	$5,772

As of June 30, 2026, and December 31, 2025, the Company recorded a valuation allowance of $15,327,344 and $12,870,003, respectively, against deferred tax assets arising from net operating losses and temporary differences in its U.S. operations, due to a history of operating losses and limited visibility into future taxable income. Based on the assessment, deferred tax assets related to the Indian operations are considered realizable, and no valuation allowance has been recorded for those jurisdictions.

The Company’s policy is to recognize interest and penalties related to uncertain income tax matters within income tax expense in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had accrued $555,343 and $525,278 respectively, related to income-tax-related interest.

As of June 30, 2026, the Company has no unrecognized tax benefits.

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

The benefit obligation has been measured as of June 30, 2026, and December 31, 2025. The following table sets forth the activity and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	June 30, 2026	December 31, 2025
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$208,571	$80,833
Service cost	42,767	59,280
Amortization of prior service cost	6,089	1,433
Interest cost	7,495	5,627
Benefits paid	-	-
Actuarial loss ^	20,870	29,553
Prior service cost	-	37,823
Effect of exchange rate changes	(17,957)	(5,978)
Projected benefit obligation at end	267,835	208,571
Unfunded status in the end	267,835	208,571
Unfunded amount recognized in consolidated balance sheets
Non-current liability (included under other non-current liabilities)	240,465	188,622
Current liability (included under accrued employee costs)	27,370	19,949
Total accrued liability	267,835	208,571
Accumulated benefit obligation at end of period	$133,444	$101,031

^	During the six months period ended June 30, 2026, and December 31, 2025, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs recognized in condensed consolidated statements of operations and comprehensive loss and actuarial loss reclassified from AOCI, are as follows:

	June 30, 2026	June 30, 2025

Service cost	$42,767	$21,319
Amortization of prior service cost	6,089	-
Interest cost	7,495	2,881
Expected return on plan assets	-	-
Amortization of actuarial loss, gross of tax	-	-
Net gratuity cost	$56,351	$24,200

The components of retirement benefits included in AOCI, excluding tax effects, are as follows:

	June 30, 2026	June 30, 2025

Net actuarial loss	$20,870	$19,822
Amount recognized in AOCI, excluding tax effects	$20,870	$19,822

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost are as follows:

	June 30, 2026	June 30, 2025

Discount rate	7.41%	7.17%
Rate of increase in compensation levels	15.50%	12.50%
Expected long-term rate of return on plan assets per annum	-%	-%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available

Expected benefit payments as of June 30, 2026 are as follows:

2026, excluding the six months ended June 30, 2026	$27,370
2027	53,593
2028	47,343
2029	44,551
2030	35,325
2031-2035	$187,477

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

Carrying value and fair value of Level III Financial assets and liabilities are as follows:

	Carrying Value		Fair Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Financial Assets
Account receivables, net (1)	$8,511,054	$8,566,654	$8,511,054	$8,566,654
Lease receivables (2)	1,971,933	1,410,589	1,971,933	1,410,589
Other non-current financial assets (3)	303,652	248,027	303,652	248,027
Total	10,786,639	10,225,270	10,786,639	10,225,270
Financial Liabilities
Lease liabilities (4)	2,549,823	2,337,697	2,549,823	2,337,697
Total	$2,549,823	$2,337,697	$2,549,823	$2,337,697

(1)	Account receivable net of allowance represents the long-term debtors of the company in relation to the sales made during the year. The Company has presented the receivable balances account after reducing the significant financing component included using the discount rate of 10%.

(2)	Lease receivables arising from sales-type leases are measured which is based on a discounted cash flow methodology that incorporates significant unobservable inputs, including assumptions related to discount rate, expected timing of cash flows etc. (Refer to Note 5).

(3)	Other non-current assets include security deposits and long-term fixed deposits with banks. Company has calculated the fair value of security deposit at present value of future receipt using discount rate of 7% and fair value of long-term fixed deposit with banks are carried at cost which is approximate to the fair value.

(4)	The Company has long-term lease liabilities in relation to office properties which is carried at cost using the discount rate (Refer Note to 15 Lease).

NOTE 19 – STOCK-BASED COMPENSATION EXPENSES

Stock options to Employees: The Company grants shares of the Company’s common stock, par value $ 0.0001 to certain employees under the Company’s 2016 Stock Incentive Plan (the “Plan”). The price at which the Grantee is entitled to purchase the Shares upon the exercise of the Option (the “Option Price”) is $ 5.00 per Share. The Shares vest twenty percent (20%) as of the Grant Date, with the balance of the shares vesting in four equal annual installments on the first, second, third and fourth anniversaries of the Grant Date provided that the Grantee remains in the Continuous Employment of the Company or any of its subsidiaries or affiliates, as defined and provided for in the 2016 Stock Incentive Plan. The Options, to the extent vested and not exercised, shall expire five (5) years from the Grant Date.

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

Stock Awards issued to Doctors/Proctors/Advisors (“Advisor’s”): The Company issues shares of the Company’s common stock (“Advisory Shares”) to retain and compensate certain Advisors for performing services for the Company and in exchange for the compensation, which is issued in a phased manner as determined by the company. The “Services” include but are not limited to (a) providing proctoring and medical advisory services, (b) advising the Company on the development of surgical robotics procedures and improvements in design and technology (c) participation in case of observation and performance of live surgeries, and (d) disseminating information about the Company’s products in various scientific meetings and surgical robotic conferences globally (e) investor’s digital marketing support. The Company issues such Advisory Shares in a phased manner commensurate with the period over which the services are to be performed, as determined by the Company.

Stock options:

Stock options activity for the period ended June 30, 2026, is as follows:

	Number of shares options	Weighted average grant date fair value per share

Unvested balance as of December 31, 2025	1,691,184	$3.41
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance as of June 30, 2026	1,691,184	$3.41

	Number of shares options	Weighted average grant date fair value per share

Exercisable balance as of June 30, 2026	5,886,997	$2.26

During the six months ending June 30, 2026, no stock options vested. Further there were no stock options granted during the period ending June 30, 2026.

Restricted Stock Awards (RSA)

Restricted Stock Awards activity for the six months ended June 30, 2026, is as follows:

	Number of shares RSAs	Weighted average grant date fair value per share

Unvested balance as of December 31, 2025	1,054,638	$7.76
Granted	957,797	$5.52
Vested	(191,555)	$5.52
Forfeited	(175,806)	$7.24
Unvested balance as of June 30, 2026	1,645,074	$6.77

During the period ended June 30, 2026, 191,555 RSAs vested and were issued to the grantee.

Advisory shares:

Common stock issued to consultants as advisory shares for the six months ended June 30, 2026 is follows:

Grant dates	Fair value on grant date	Unvested shares in the beginning	Shares granted during the period	Shares vested during the period	Unvested shares at the end of the period
31-Oct-23	8.99	34,541	-	6,908	27,633
31-Oct-23	8.99	4,650	-	930	3,720
31-Oct-23	8.99	3,700	-	740	2,960
31-Oct-23	8.99	14,588	-	2,918	11,670
		57,479	-	11,496	45,983

The aggregate vesting date fair value of Advisory shares vested was $103,347 and $498,496 during the period ended June 30, 2026 and year ended December 31, 2025, respectively.

Stock-based compensation expenses

During the period ended June 30, 2026 and June 30, 2025, the Company recorded share-based compensation expense of $5,322,471 in relation to stock options, RSU and Advisory shares as follows:

	June 30, 2026	June 30, 2025
Stock options	$1,429,884	$1,429,884
Restricted stock units (RSU)	3,251,745	1,938,783
Advisory shares	640,842	640,840
Total stock-based compensation expenses	$5,322,471	$4,009,507

Stock option model and assumptions

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options and RSUs granted under the Company’s share based compensation plans and the rights to acquire stock granted under the stock options plans. The weighted-average estimated fair values of stock options and the rights to acquire stock as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock that were granted as of June 30, 2026 is as follows:

	Period ended June 30, 2026
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

As share-based compensation expense recognized in the Condensed Consolidated Statements of operations and comprehensive loss during the period ended June 30 2026, and 2025, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, if any.

As of June 30, 2026, there was $4,060,556, $8,554,835 of total unrecognized compensation expense related to unvested stock options and restricted stock units to acquire common stock under the 2016 Stock Inventive Plan respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.47 years for unvested stock options and restricted stock units for rights granted to acquire common stock under 2016 Incentive Stock Plan.

NOTE 20 – RELATED PARTY

The details of transactions with the related parties for the six months ended June 30, 2026 and 2025 and balances outstanding as on June 30, 2026 and December 31, 2025 are as follows:

Particulars	For the period ended June 30, 2026	For the period ended June 30, 2025
Transactions during the period:

Expenses incurred on behalf of affiliates
Srivastava Robotic Surgery Pvt Ltd	$333	$68
SS International Centre for Robotics Surgery Pvt Ltd	4,788	9.906
Sudhir Srivastava Medical Innovations Pvt Ltd	410	92
Telegnosis Pvt Ltd	70	8
Sudhir Prem Srivastava, M.D.	-	18,000

Expense incurred on behalf of Company
Sudhir Prem Srivastava, M.D.	63,826	123,476
Barry F. Cohen	-	5,753
Dr. Frederic H Moll	-	11,499
Milan Rao#	4,216	-
Dr. S.P. Somashekhar	510	-
Mr. Tim Adams	1,867	-

2016 Stock Incentive Plans Expenses/(Reversal)
Anup Sethi	-	(122,247)
Barry F. Cohen	285,977	285,977
Dr. S.P. Somashekhar	106,197	105,266
Sudhir Prem Srivastava, M.D.	857,931	857,931
Vishwajyoti P. Srivastava, M.D	285,977	285,977
Milan Rao#	170,150	-

Consultancy charges and other perquisites
Anup Sethi	-	68,149
Barry F. Cohen	90,000	90,000
Sudhir Prem Srivastava, M.D.	480,799	441,200
Vishwajyoti P. Srivastava, M.D	196,396	129,908
Arvind Palaniappan	-	12,160
Milan Rao#	140,002	-
Dr. Frederic H Moll	4,500	-
Dr. S.P. Somashekhar	4,500	-
Mr. Tim Adams	4,500	-
Mylswamy Annadurai	4,500	-

Proceeds from Private Investment in Public Equity
Sushruta Private Limited	2,000,000	-
Mr. Tim Adams	1,197,000	-
Dr. Frederic H Moll	2,000,000	-

Proceeds from notes issued
Sushruta Private Limited	-	28,000,000

Interest accrued on notes
Sushruta Private Limited	-	182,400

Conversion of notes into common stock
Sushruta Private Limited	$-	$30,164,548

Balance outstanding as of period end:

Accrued expenses & other current liabilities:	As of June 30, 2026	As of December 31, 2025

Balance payable
Barry F. Cohen	$(580,500)	$(496,253)

Prepaids and other current assets:
Srivastava Robotic Surgery Pvt Ltd	699	394
SS International Centre for Robotics Surgery Pvt Ltd	21,170	17,360
Cardio Bahamas^	(76,741)	(76,741)
SSI PTE Singapore^	(424,586)	(424,586)
Sudhir Prem Srivastava, M.D.^	2,199,657	2,378,493
Sudhir Srivastava Medical Innovations Pvt Ltd	928	556
Telegnosis Private Limited	1,263	1,257
Sushruta Private Limited	5.000	5,000
Vishwajyoti P. Srivastava, M.D	$-	$10,178

^	For these balances, Dr. Sudhir Prem Srivastava is considered as the ultimate beneficial owner, and the settlement is expected to be made on net basis. Accordingly, these balances have been disclosed under prepaids and other current assets.

#	During the current period, Mr. Naveen Kumar Amar resigned from the position of Chief Financial Officer effective January 2, 2026. Thereafter, on January 16, 2026, the Company appointed Milan Rao as Global Chief Operating Officer and Chief Financial Officer. Mr. Millan Rao subsequently resigned from his position as Chief Financial Officer, effective May 25, 2026. Subsequently, on August 3, 2026, the Company appointed Sarah M. Romano as Chief Financial Officer.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of June 30, 2026, the Company has capital commitments of $243,857 (net of advances of $104,634), primarily related to the construction of leasehold improvements for rental office premises. These commitments are expected to be incurred over 3 to 6 months and will be funded through the Company’s existing cash and cash equivalents and cash generated from operations.

The commitments are subject to the terms of the underlying purchase orders and contracts, including customary provisions that may permit modification or cancellation. No liability has been recognized for amounts related to goods or services not received as of June 30, 2026.

Other Commitments

The Company, through its SSI-India subsidiary, occupies office, manufacturing, and assembly space in Gurugram, Haryana (India) under a lease agreement entered into in March 2021, with monthly payments of $23,844 plus applicable taxes. This lease expires in March 2030. Effective June 01, 2023, SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its manufacturing and assembly capacity. This lease provides for a monthly payment of $15,754 plus taxes and expires on May 31, 2032, subject to further renewal on mutually acceptable terms. Further effective from August 1, 2024 SSI-India subsidiary signed another lease agreement for occupying an additional space in Gurugram, to further expand its operations. This lease provides for a monthly payment of $8,472 plus taxes and expires on July 31, 2030. In May 2025, the Company signed another lease agreement for occupying an additional space for warehouse purposes in Gurugram which provides for monthly payment of $3,416 plus taxes and expires in March 2030. Further effective from May 1, 2026, the Company executed a lease agreement for an additional floor after renegotiating the commercial terms of the proposed arrangement. This lease provides for a monthly payment of $14,468, plus taxes and expires in July 2031. SSI-India leased a residential property to provide residential accommodation. This lease provides for a monthly payment of $20,606 plus taxes.

Contingencies

The Company’s Indian Subsidiary namely “Sudhir Srivastava Innovations Private Limited” has received the draft assessment order dated November 29, 2023 under section 144C(1) related to proposed transfer pricing adjustment of $517,537 to the returned income for the assessment year 2021-22, primarily on account of Rejection of the segmental margins computed by the Company and adoption of entity-level margins; and Modification of the filters applied by the Company in the selection of comparable companies.

Further, the Company had filed its objections before the Dispute Resolution Panel (DRP). The DRP, vide its directions dated August 28, 2024, granted partial relief of $16,294 on account of rectification in the operating margins of the comparable companies. Accordingly, the Transfer Pricing adjustment was reduced to $501,243. Subsequently, the Company has filed an appeal before the Income Tax Appellate Tribunal (ITAT) on the remaining disputed issues and the said case is pending for hearing before the ITAT. The Management believes that its position will more likely than not be sustained upon final examination by the tax authorities and accordingly has not accrued any liabilities with respect to this matter in its consolidated financial statements.

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

NOTE 22 – SUBSEQUENT EVENTS

On July 3, 2026, the Company issued 100,000 shares of its common stock to an advisor pursuant to the terms of an advisory agreement. The shares were issued as compensation in exchange for advisory services to be performed for the Company under the terms of the agreement.

Effective, August 3, 2026, the Company appointed Sarah M. Romano as its Chief Financial Officer.

On August 8, 2026, pursuant to a consulting agreement, the Company issued 116,400 shares of its common stock to a consultant in settlement of the outstanding liability related to services rendered to the Company in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

We are engaged in the business of developing, manufacturing, and selling a surgical robotic system under its proprietary brand “SSi Mantra,” together with allied accessories and a wide range of surgical instruments capable of supporting cardiac and a variety of other surgical procedures under its proprietary brand “SSi Mudra”. Having commenced commercial sales of our surgical robotic system in the second half of 2022, the year 2023 was our first full year of commercial sales and during the year 2024, we introduced our upgraded SSi Mantra 3 system, further consolidated our installed base of SSi Mantra in various parts of India and began to expand our presence in other global markets. Those efforts continued during 2025 with filing for U.S. FDA approval and EU CE mark approval during the year ended December 31, 2025, and are ongoing in 2026. We are also undertaking development efforts to expand our product line in connection with our goal to make robotic surgery more affordable and accessible.

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

Our manufacturing operations being based in India derive significant operating cost advantages in terms of availability of quality and cost-effective fabrication/3D printing solutions, electronic/electrical/mechanical components, outsourced services and skilled manpower. All these factors help achieve lower costs of production and make our surgical robotic system cost effective and relatively affordable.

During the six months ended June 30, 2026, we sold 46 SSi Mantra surgical robotic systems, installed 1 system on a pay-per-use basis and upgraded 3 systems.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming that we will continue as a going concern. We are still in our initial years of revenue generation by way of the sale of our product and have not yet established consistent operational revenue cash flows to meet all its fixed operating costs and hence may continue to incur losses for some time. These conditions raise substantial doubt about our ability to continue as a going concern.

Balance Sheet Data

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$13,647,430	$3,206,406
Restricted cash**	9,023,593	6,396,614
Total Assets	96,982,013	74,226,217
Total Liabilities	43,580,790	36,007,966
Total stockholders’ equity	$53,401,223	$38,218,251

**	Represents Fixed Deposits held by bank as security for bank facilities and certain performance guarantees.

To date, we have mainly relied on debt and equity raised in private and public offerings to finance its operations. During the balance of the year ending December 31, 2026, we plan to raise additional capital through further private or public offerings of our securities. However, if we are unable to do so and if we experience a shortfall in operating capital, we could be faced with having to limit our expansion plans, research and development efforts and marketing activities.

Three months ended June 30, 2026, as compared to the three months ended June 30, 2025

	For the three months ended
Particulars	June 30, 2026	June 30, 2025
Total Revenue	$13,939,709	$10,000,305
Cost of revenue	(6,838,759)	(4,085,247)
Gross profit	7,100,950	5,915,058
Research & development expense	2,395,694	498,600
Stock-based compensation expense	2,178,156	1,630,295
Depreciation and amortization expense	346,364	260,361
Selling, general and administrative expense	4,452,090	3,428,788
Loss from operations	(2,271,354)	97,014
Other income	115,280	24
Income tax expense	505,276	353,729
Net loss	$(2,661,350)	$(256,691)

Total Revenue. For the three months ended June 30, 2026, we had revenues of $13,939,709 (comprised of $12,361,986 of system sales, $1,142,525 of instrument sales, $419,002 of warranty sales and lease income $16,196), compared to revenues of $10,000,305 (comprising $8,781,038 of system sales, $1,007,830 of instrument sales, $193,359 of warranty sales and lease income $18,078), during the three months ended June 30, 2025. The increase in revenue is primarily due to an increase in the number of SSi Mantra 3 surgical robotic systems and instruments sold during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2026, were $2,395,694, as compared to $498,600 for the three months ended June 30, 2025. The increase was primarily attributable to higher expenditures incurred in connection with clinical trials and related regulatory activities undertaken to support the Company’s efforts to obtain regulatory approvals, including U.S. Food and Drug Administration (“FDA”) clearance and CE Mark certification. The increase also reflects higher professional service fees associated with these regulatory initiatives, including regulatory consulting, clinical trial management, testing, documentation, and other compliance-related activities. In contrast, research and development activities during the prior-year period were primarily focused on routine product enhancements, which required relatively lower levels of expenditure.

Stock-based compensation expense. We had stock-based compensation expenses of $2,178,156 and $1,630,295 during the three months ended June 30, 2026 and 2025, respectively. The increase in stock-based compensation expense was primarily attributable to the issuance of new Restricted Share Awards, as well the vesting of advisory shares during the current period, under our 2016 Stock Incentive Plan.

Depreciation and amortization expense. We had depreciation and amortization expense of $346,364 for three months ended June 30, 2026, as compared to $260,361 for three months ended June 30, 2025. The increase in depreciation and amortization expense was primarily attributable to an increase in fixed assets during the current period.

Selling, general and administrative expense. We incurred $4,452,090 in selling, general and administrative (“SG&A”) expense during the three months ended June 30, 2026, as compared to $3,428,788 for the three months ended June 30, 2025.

Our SG&A expense is comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expenses also include legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grants of our equity awards to members of our board of directors. The increase in SG&A expenses compared to the previous period is primarily due to higher legal fees and expenses incurred for business events held during the current period, which were not present in the previous period.

Other income, net. We have recognized $115,280 in interest income (net) for the three months ended June 30, 2026, as compared to $24 during the three months ended June 30, 2025. The increase in net income was primarily attributable to the increase in interest income on sales and fixed deposits.

Income tax expense. For the three months ended June 30, 2026, income tax expense was $505,276 as compared to $353,729 for the three months ended June 30, 2025, The increase is primarily due to increase in the taxable profits arising from the Indian operations resulting in increase of income tax expense.

Net Loss. We incurred net loss of $2,661,350 for the three months ended June 30, 2026, as compared to a net loss of $256,691 for the three months ended June 30, 2025. The increase in net loss from June 30, 2026 to June 30, 2025 is primarily the result of an increase in research & development expense of $1,897,094, SG&A expense of $1,023,302, stock-based compensation expense of $547,861, depreciation and amortization expense of $86,003 and income tax expense of $151,547 offset by an increase in gross profit by $1,185,892.

Six months ended June 30, 2026, as compared to the six months ended June 30, 2025

	For the six month ended
Particulars	June 30, 2026	June 30, 2025
Total Revenue	$25,041,075	$15,120,915
Cost of revenue	(12,612,904)	(8,118,649)
Gross profit	12,428,171	7,002,266
Research & development expense	3,391,134	1,508,695
Stock-based compensation expense	5,322,471	4,009,507
Depreciation and amortization expense	670,111	469,243
Selling, general and administrative expense	8,941,387	6,638,587
Loss from operations	(5,896,932)	(5,623,766)
Other income	309,639	39,451
Income tax expense	656,628	353,729
Net loss	$(6,243,921)	$(5,938,044)

Total Revenue. For the six months ended June 30, 2026, we had revenues of $25,041,075 (comprised of $21,937,356 of system sales, $2,293,753 of instrument sales, $776,688 of warranty sales and lease income $33,278), compared to revenues of $15,120,915 (comprising $13,283,520 of system sales, $1,485,038 of instrument sales, $315,863 of warranty sales and lease income $36,494), during the six months ended June 30, 2025. The increase in revenue is primarily due to an increase in the number of SSi Mantra 3 surgical robotic systems and instruments sold during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2026, were $3,391,134, as compared to $1,508,695 for the six months ended June 30, 2025. The increase was primarily attributable to higher expenditures incurred in connection with clinical trials and related regulatory activities undertaken to support the Company’s efforts to obtain regulatory approvals, including U.S. Food and Drug Administration (“FDA”) clearance and CE Mark certification. The increase also reflects higher professional service fees associated with these regulatory initiatives, including regulatory consulting, clinical trial management, testing, documentation, and other compliance-related activities. Additionally, our continued to invest in enhancing the design and technological capabilities of its existing SSi Mantra system and expanding our product offerings.

Stock-based compensation expense. We had stock-based compensation expenses of $5,322,471 and $4,009,507 during the six months ended June 30, 2026 and 2025, respectively. The increase in stock-based compensation expense was primarily attributable to the issuance of new Restricted Share Awards, as well the vesting of advisory shares during the current period, under our 2016 Stock Incentive Plan.

Depreciation and amortization expense. We had depreciation and amortization expense of $670,111 for six months ended June 30, 2026, as compared to $469,243 for six months ended June 30, 2025. The increase in depreciation and amortization expense was primarily attributable to an increase in fixed assets during the current period.

Selling, general and administrative expense. We incurred $8,941,387 in selling, general and administrative (“SG&A”) expense during the six months ended June 30, 2026, as compared to $6,638,587 for the six months ended June 30, 2025.

Our SG&A expense is comprised of expenses relating to salaries and benefits, retirement benefits as well as costs related to recruitment, other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. SG&A expenses also include legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, related to grants of our equity awards to members of our board of directors. The increase in SG&A expenses compared to the previous period is primarily due to higher legal and underwriting fees, increased expenses associated with our uplisting to Nasdaq, and expenses incurred for business events held during the current period, which were not present in the previous period.

Other income, net. We have recognized $309,639 in interest income net for the six months ended June 30, 2026, as compared to $39,451 during the six months ended June 30, 2025. The increase was primarily attributable to higher interest income on sales and fixed deposits, together with nil interest expense on convertible notes, as such expense was incurred during the prior-year period.

Income tax expense. For the six months ended June 30, 2026, income tax expense was $656,628 as compared to $353,729 for the six months ended June 30, 2025. The increase was primarily due to an increase in the taxable profits arising from the Indian operations as compared to the previous period resulting in an increase of income tax expense.

Net Loss. We incurred a net loss of $6,243,921 for the six months ended June 30, 2026, as compared to a net loss of $5,938,044 for the six months ended June 30, 2025. The increase in net loss from June 30, 2026 to June 30, 2025 is primarily the result of an increase in research & development expense of $1,882,439, SG&A expense of $2,302,800, stock-based compensation expense of $1,312,964, depreciation and amortization expense of $200,868 and income tax expense of $302,899 offset by an increase in the gross profit by $5,425,905.

Liquidity and Capital Resources

We expect to require substantial funds for scaling up our operations, incurring capital expenditure to have our own in-house machining and tooling capacity and to continue to finance our research and development work in the field of surgical robotics.

Cash Flow Summary:

	For the six months ended
Particulars	June 30, 2026	June 30, 2025
Net cash provided by operating activities:
Net loss	$(6,243,921)	$(5,938,044)
Non-cash adjustments	5,735,820	4,149,120
Change in operating assets and liabilities	(6,038,348)	(7,766,779)
Net cash used in operating activities	(6,546,449)	(9,555,703)
Net cash used in investing activities	(215,060)	(1,189,452)
Net cash provided by financing activities	21,638,510	21,703,921
Net change in cash	14,877,001	10,958,766
Effect of exchange rate on cash	(1,808,998)	23,377
Cash at beginning of year	9,603,020	6,623,535
Cash at end of year	$22,671,023	$17,605,678

Cash Flows from Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $6,546,449 resulting from our net loss of $6,243,921 partially offset by non-cash charges of $5,735,820 primarily driven by depreciation charges, operating lease expense and stock-based compensation expense. We had cash used in our operating assets and liabilities of $6,038,348 primarily driven by increases in accounts receivables, prepaid and other assets, inventory and decrease accounts payables offset by increase in deferred revenue and income taxes payable.

During the six months ended June 30, 2025, net cash used in operating activities was $9,555,703 resulting from our net loss of $5,938,044 partially offset by non-cash charges of $4,149,120 primarily driven by depreciation charges, operating lease expense and stock-based compensation expense. We had cash used in our operating assets and liabilities of $7,766,779 primarily driven by increase in inventory, prepaid and other assets and accounts receivables offset by increase in deferred revenue, accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, we had net cash used in investing activities of $215,060 in purchase of property and equipment.

During the six months ended June 30, 2025, we had net cash used in investing activities of $1,189,452 in purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $21,638,510 for the six months ended June 30, 2026, compared to $21,703,921 for the six months ended June 30, 2025. Financing activities during the current period were primarily driven by net proceeds of $18,446,498 from a private placement completed in March 2026, and proceeds received from bank overdraft facility of $3,192,012.

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

Stock-based Compensation Expense

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

As of June 30, 2026, we have issued two types of equity incentives:

Stock Options: These provide employees with the right, but not the obligation, to purchase shares of our common stock at a specified price, within a defined period, as per the terms of the stock option agreement. Stock-based compensation expense associated with our 2016 Stock Incentive Plan and its 2026 Stock Incentive Plan (adopted in April 2026) is measured at fair value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.

Stock Awards (Restricted Stock Awards, or RSAs): These do not require the employee to exercise any options. Each stock unit automatically converts into a specified number of shares upon vesting. We use the last three month’s average share price of common stock on OTC (prior to April 24, 2025) or on Nasdaq (subsequent to April 24, 2025) as grant date fair value for RSUs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Dr. Sudhir Srivastava, our Chairman, Chief Executive Officer and Interim Chief Financial Officer (our Principal Executive Officer, Principal Financial and Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026.

To ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including Dr. Sudhir Srivastava, as our Principal Executive Officer, and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation performed as of June 30, 2026, as a result of the material weaknesses in internal control over financial reporting that are previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, Dr. Sudhir Srivastava, as our Principal Executive, Financial and Accounting Officer determined that our disclosure controls and procedures were not effective as of such date in that:

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

Remediation Plan

We have been addressing and remediating these material weaknesses with the support and assistance of the accounting and financial staff employed by our Indian operating subsidiary. We have enhanced the review process for significant transactions to ensure proper accounting treatment under applicable guidelines and have engaged the external experts to provide guidance to our staff in the areas of financial reporting, internal controls, and enterprise risk management and assist it in the application of accounting principles to complex transactions. This external expert group is also helping us in strengthening its existing internal controls, policies and Standard Operating Procedures (“SOPs”) in all the major functional areas.

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

Dr. Sudhir Srivastava, our Chief Executive Officer and Interim Chief Financial Officer (our Principal Executive, Financial and Accounting Officer) does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to matters which have been reported in our previous periodic filings under the Securities Exchange Act of 1934, as amended, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification – Chief Executive Officer and Chief Financial Officer(1)
32.1	Section 906 Certification – Chief Executive Officer and Chief Financial Officer(1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2026	SS INNOVATIONS INTERNATIONAL, INC.

	By:	/s/ Sudhir Prem Srivastava
Sudhir Prem Srivastava, M.D.
Chairman, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)